Form 10-Q
period 2023-11-30
Londax Corp.
filed 2024-01-12
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-274140

LONDAX CORP.

(Exact name of registrant as specified in its charter)

Wyoming	7371	35-2807931
State or Other Jurisdiction of	Primary Standard Industrial	IRS Employer
Incorporation or Organization	Classification Code Number	Identification Number

Puces iela 47, Riga,

Latvia LV-1082

+372 712 1419

londaxcorp@protonmail.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 common shares issued and outstanding as of January 11, 2024.

LONDAX CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of LONDAX CORP. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

LONDAX CORP.

BALANCE SHEETS

	November 30, 2023 (Unaudited)	From May 19, 2023 (Inception) to May 31, 2023
ASSETS

Cash	$13,230	$4,000
Software in Development	37,000	–
Total Current Assets	50,230	4,000

Fixed Assets, Net	467	561
Website, Net	3,171	–

Total Assets	$53,868	$4,561

LIABILITIES

Notes Payable	$32,000	$–
Related Party Loan	4,260	760
Total Current Liabilities	36,260	760

Common stock, $0.0001 par value, 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Accumulated income (deficit)	13,608	(199)
Total Stockholder’s Equity	17,608	3,801

Total Liabilities and Stockholder’s Equity	$53,868	$4,561

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

	Three months ended November 30, 2023 (Unaudited)	Three months ended November 30, 2022 (Unaudited)	Six months ended November 30, 2023 (Unaudited)	Six months ended November 30, 2022 (Unaudited)

REVENUES	$14,697	$–	$25,297	$–

OPERATING EXPENSES
Depreciation Expense	338	–	423	–
General and Administrative Expenses	12	–	21	–
Professional Fees	3,242	–	11,046	–
TOTAL OPERATING EXPENSES	3,592	–	11,490	–

NET INCOME (LOSS) FROM OPERATIONS	11,105	–	13,807	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$11,105	$–	$13,807	$–

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$–	$0.00	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	–	4,000,000	–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP. CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and six months ended November 30, 2023 and 2022 (Unaudited)

	Common Stock		Deficit Accumulated during the Development	Total Stockholder’s Equity
	Shares	Amount	Stage	(Deficit)

Balance, May 31, 2023	4,000,000	$4,000	$(199)	$3,801

Net income (loss) for the three months ended August 31, 2023	–	–	2,702	2,702

Balance, August 31, 2023	4,000,000	$4,000	$2,503	$6,503

Net income (loss) for the three months ended November 30, 2023	–	–	11,105	11,105

Balance, November 30, 2023	4,000,000	$4,000	$13,608	$17,608

Balance, May 31, 2022	–	–	–	–

Net income (loss) for the three months ended August 31, 2022	–	–	–	–

Balance, August 31, 2022	–	–	–	–

Net income (loss) for the three months ended November 30, 2022	–	–	–	–

Balance, November 30, 2022	–	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

	Six months ended November 30, 2023 (Unaudited)	Six months ended November 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,807	$–
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	423	–
Project-In-Progress	(37,000)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,770)	–

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(3,500)	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(3,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	32,000	–
Related Party Loan	3,500	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,500	–

Net increase in cash and equivalents	9,230	–
Cash and equivalents at beginning of the period	4,000	–
Cash and equivalents at end of the period	$13,230	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAXCORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2023 AND 2022 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

LONDAX Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on May 19, 2023. We are a Software Developement company that offers Consulting services.

Our office is located at Puces iela 47, Riga, Latvia LV-1082.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated income of $13,608 as of November 30, 2023, a net income of $13,807 for the six months ended November 30, 2023. The Company has Related Party Loan on a balance sheet of $4,260 and Notes Payable of $32,000 as of November 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s year-end is May 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended May 31, 2023.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to director Olegs Pavlovs.

The Company owes $4,260 in Related Party Loan currently to director as per Incorporation expenses of November 30, 2023.

Website Development Costs

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible software costs incurred once technological feasibility is established. The Company amortizes these costs using the straight-line method over a period of three years, which is the remaining estimated economic life of the costs.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of November 30, 2023 and May 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – FIXED ASSETS

As of November 30, 2023, our fixed assets comprised of $467 in equipment. Depreciation expense of equipment was $94 as of November 30, 2023.

Note 5 – INTANGIBLE ASSETS

As of November 30, 2023, the total amount of website development costs was $3,500. Depreciation expense of website development costs was $329 as of November 30, 2023.

Note 6 – SOFTWARE IN DEVELOPMENT

Currently, the Company is developing its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. The project is planned to launch in December 2024. As of November 30, 2023, we have prepaid $5,000 for the development of our platform and we have scheduled to pay an additional $5,000 at the end of January 2024.

The Company believes that the development of this CRM platform will be relevant for 3 years with its constant testing and improvement.

Note 7 – LOAN FROM DIRECTOR

As of November 30, 2023, the Company owed $4,260 to the Company’s sole director for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 8 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On May 31, 2023 the Company issued 4,000,000 shares of common stock to a director for consideration of $4,000 at par value $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of November 30, 2023 and May 31, 2023.

Note 9 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director have agreed to provide her own premise under office needs. He will not take any fee for these premises, it is for free use.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to November 30, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us in this report.

DESCRIPTION OF BUSINESS

Our company was established as a Wyoming corporation on May 31, 2023. As a developmental-stage enterprise, our primary focus is on offering IT consulting services and software development solutions. Our web site is https://londaxcorp.com/. Currently, we are in process of developing and implementing our flagship product https://londax.ai/, which comprises a Customer Relationship Management (CRM) System, Applicant Tracking Systems (ATS), and out-staffing services. Our aim will be to provide high-quality and innovative business solutions to our clients while ensuring superior customer satisfaction.

Our principal executive office is located at Puces iela 47, Riga, Latvia LV-1082. Our phone number is +372 712 1419.

Our company plan to develop and implement a customized Customer Relationship Management (CRM) System that facilitates out-staffing for our future clients. Our software will be designed to seamlessly integrate into our clients' corporate structure, enabling them to hire and manage their staff, including top managers and IT specialists, with ease.

We are intending to operate in Europe with potential for working worldwide. From a technical perspective, londax.ai is a web application consisting of Frontend and Backend components hosted on cloud services provided by AWS. Londax.ai CRM system is developed for analyzing and monitoring the recruitment process using a funnel (hiring stages) and analyzing the KPIs of the already hired personnel. Currently, our main dashboard consist of: 1) Segment for Recruitment: funnel,creating job postings (manual \ AI) and portal for applicants.2)Segment for ;Employees: Profile, password and personal data change and Help.

For the Artificial Intelligence functionality (advertisement generation), the OpenAI API is used.

Revenue

Our possible revenue streams are following:

1.	Subscription-Based Revenue Model: This revenue stream involves charging clients a monthly or annual fee for access to our CRM system. We can offer various rate plans, enabling clients to choose a subscription that best suits their needs and budget.
2.	Customization Services: We can charge clients on a project basis for customization services. This revenue stream involves working closely with clients to develop customized solutions that meet their specific needs and objectives.
3.	Data Migration Services: We can partner with data management companies to offer data migration services to clients who need to transfer their data from their existing system to our CRM system. This revenue stream involves charging clients a fee for data migration services.
4.	Training and Consulting Services: We can offer training and consulting services to help clients get the most out of our CRM system. This revenue stream involves charging clients a fee for training and consulting services.
5.	Integration Services: We can offer integration services to enable clients to integrate our CRM system with other software solutions. This revenue stream involves charging clients a fee for integration services.
6.	Maintenance and Support Services: We can offer maintenance and support services to ensure that our clients' CRM system is functioning properly and to provide technical support as needed. This revenue stream involves charging clients a fee for maintenance and support services.
7.	Upgrades and Add-Ons: We can offer upgrades and add-ons to our CRM system to provide additional functionality or to keep up with changing technologies. This revenue stream involves charging clients a fee for upgrades and add-ons.

Marketing and Competition

Our business is focused on the online market, and we intend to utilize various online marketing tools to promote our services effectively. To reach our potential clients, we plan to employ banners, flags, and video advertisements on popular social media platforms such as Facebook, Twitter, Instagram, and YouTube. We will present our services in an organized web catalog that can be easily accessed through our website and mobile application. Our catalog will be categorized and tagged to facilitate user-friendliness.

We intend to leverage context advertising tools such as Google AdWords, Yahoo!, and similar tools provided by AOL and Facebook to attract customer attention. Additionally, we will utilize SEO (Search Engine Optimization) to ensure that our application and web platform appear at the top of search queries related to our services.

We will participate in advertising conventions, workshops, presentations, and similar events to promote our application and services. We will also advertise our services in printed and electronic issues of magazines, commercial web communities, and communities of advertising professionals.

To further enhance our promotional activities, we will establish our social media pages on popular platforms such as Facebook, Twitter, and Instagram. We plan to demonstrate how our product works and performs on these platforms to increase customer engagement. We will also use WhatsApp accounts to post up-to-date information and create discussion channels with our customers and interested individuals. We believe that instant messaging platforms like WhatsApp, Telegram, and others will help us react and interact with our customers more efficiently.

Our company has designed our services to cater to small to midsize business entities, with the flexibility to adjust and accommodate their evolving needs as they grow.

We operate in a highly competitive industry, our strategy focuses on the following aspects:

1.	Our sole officer and director have professional management and marketing experience and a vast network.
2.	Our customized approach aligns with the values, mission, and market needs of our clients.
3.	We continuously analyze contemporary social media trends without interruption.
4.	We utilize AI, data science, and data analysis to increase efficiency and productivity.

Despite the presence of numerous competitors in the market, our advantages include a focus on small and medium-sized businesses, as well as a willingness to work with larger companies. We prioritize customization and tailor our products and solutions to meet our clients' unique needs, while also providing maximum integration on their behalf.

Employees; Identification of Certain Significant Employees.

We have no employees other than our sole officer and director, Olegs Pavlovs who currently devotes approximately twenty hours per week to company matters.

Government Regulation

Our principal office is located in Latvia and we are intending to operate in EU (European Union). We are might be subject of following EU governmental regulations:

GDPR governs the processing of personal data in the European Union (EU). Our Company must ensure that we comply with GDPR when collecting, storing, and processing personal data through their software products.

Consumer Protection Laws. This EU directive establishes rules for online and distance sales, including software. It covers issues such as the right of withdrawal, warranties, and dispute resolution.

Copyright Law: Software is subject to copyright protection in most European countries. Our Company must respect the intellectual property rights of others and enforce their own software copyrights.

Export Control Regulations: If our software includes encryption technology or has other export-controlled components, we may need to comply with EU and national export control regulations.

E-Commerce Directive: This directive addresses various legal aspects of e-commerce, including electronic contracts, electronic signatures, and liability of online service providers.

Antitrust and Competition Laws: Our Company must comply with EU and national competition laws, which can affect software pricing, distribution, and licensing practices.

VAT (Value Added Tax): VAT rules can vary from country to country within the EU, and they may apply to the sale of our software products.

Contract Law: Software sales often involve licensing agreements and contracts. Company should ensure that ourr contracts comply with applicable contract laws and are enforceable.

Network and Information Security Directive (NIS Directive): This directive imposes cybersecurity requirements on operators of essential services and digital service providers.

Sanctions and Embargoes: Depending on the nature of our software and its use cases, we may need to be aware of EU sanctions and embargoes that restrict the sale or export of certain software products to specific countries.

DESCRIPTION OF PROPERTY

Offices

Our business office is located at Puces iela 47, Riga, Latvia LV-1082. This address was provided by sole officer and president, Mr. Pavlovs. Our telephone number is +372 712 1419.

LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

Results of Operations for the three months ended November 30, 2023 and 2022:

Revenue

For the three months ended November 30, 2023 and 2022, the Company generated total revenue of $14,697 and $0, respectively, from providing services to its customers.

Operating expenses

Total expenses for the three months ended November 30, 2023 were $3,592 ($0 for the three months ended November 30, 2022) consisting of depreciation expense of $338; general and administrative expenses of $12; professional fees of $3,242.

Net Income (Losses)

The company recorded a net income of $11,105 for the three months ended November 30, 2023, and $0 for the three months ended November 30, 2022.

Results of Operations for the six months ended November 30, 2023 and 2022:

Revenue

For the six months ended November 30, 2023 and 2022, the Company generated total revenue of $25,297 and $0, respectively, from providing services to its customers.

Operating expenses

Total expenses for the six months ended November 30, 2023 were $11,490 ($0 for the six months ended November 30, 2022) consisting of depreciation expense of $423; general and administrative expenses of $21; professional fees of $11,046.

Net Income (Losses)

The company recorded a net income of $13,807 for the six months ended November 30, 2023, and $0 for the six months ended November 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2023, the Company had $4,000 in cash and our liabilities were $760, comprising $760 owed to Olegs Pavlovs, our sole officer and director.

As of November 30, 2023, the Company had $13,230 in cash and our liabilities were $36,260, comprising $32,000 in accounts payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

Since inception, we have sold 4,000,000 shares of common stock in one offer and sale, which was to our sole officer and director, at a price of $0.001 per share, for aggregate proceeds of $4,000.

Cash Flows from Operating Activities

For the six months ended November 30, 2023 net cash flows used in operating activities was $22,770.

For the six months ended November 30, 2022 we had no cash flows used in operating activities.

Cash Flows from Investing Activities

For the six months ended November 30, 2023 net cash flows provided by or used in investing activities was $3,500.

For the six months ended November 30, 2022 we had no cash flows provided by or used in investing activities.

Cash Flows from Financing Activities

For the six months ended November 30, 2023 net cash flows provided by financing activities was $35,500.

For the six months ended November 30, 2022 we had no cash flows provided by financing activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues is $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As of the date of these financial statements, the current funds available to the Company should be sufficient to continue maintaining our reporting status for a minimum period of 12 months from the date of this statement or until we raise funds from this offering, whichever occurs earlier.

In case our short-term expenses exceed our expectations, the company’s sole officer and director, Olegs Pavlovs, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. We believe that we will obtain this loan from our director as he is the majority owner of the company and therefore has an incentive to finance us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Riga, Latvia on January 12, 2024.

LONDAX CORP.

By:	/s/	Olegs Pavlovs
	Name:	Olegs Pavlovs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

