Form 10-Q
period 2024-02-29
Londax Corp.
filed 2024-04-03
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,231,135 common shares issued and outstanding as of April 3, 2024.

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

LONDAX CORP.

BALANCE SHEETS

	February 29, 2024 (Unaudited)	From May 19, 2023 (Inception) to May 31, 2023
ASSETS

Cash	$26,158	$4,000
Software in Development	37,000	–
Total Current Assets	63,158	4,000

Fixed Assets, Net	421	561
Website, Net	2,879	–

Total Assets	$66,458	$4,561

LIABILITIES & STOCKHOLDERS’ EQUITY

Notes Payable	$14,512	$–
Related Party Loan	4,260	760
Total Current Liabilities	18,772	760

Common stock, $0.001 par value, 75,000,000 shares authorized; 5,125,403 and 4,000,000 shares issued and outstanding, respectively	5,125	4,000
Additional paid-in capital	32,637	–
Accumulated income (deficit)	9,924	(199)
Total Stockholders’ Equity	47,686	3,801

Total Liabilities and Stockholders’ Equity	$66,458	$4,561

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

	Three months ended February 29, 2024 (Unaudited)	Three months ended February 28, 2023 (Unaudited)	Nine months ended February 29, 2024 (Unaudited)	Nine months ended February 28, 2023 (Unaudited)

REVENUES	$–	$–	$25,297	$–

OPERATING EXPENSES
Depreciation Expense	338	–	761	–
General and Administrative Expenses	231	–	252	–
Professional Fees	3,115	–	14,161	–
TOTAL OPERATING EXPENSES	3,684	–	15,174	–

NET INCOME (LOSS) FROM OPERATIONS	(3,684)	–	10,123	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(3,684)	$–	$10,123	$–

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$–	$0.00	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,391,110	–	4,130,370	–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP. CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and nine months ended February 29, 2024 and February 28, 2023 (Unaudited)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, May 31, 2023	4,000,000	$4,000	$–	$(199)	$3,801

Net income (loss) for the three months ended August 31, 2023	–	–	–	2,702	2,702

Balance, August 31, 2023	4,000,000	$4,000	$–	$2,503	$6,503

Net income (loss) for the three months ended November 30, 2023	–	–	–	11,105	11,105

Balance, November 30, 2023	4,000,000	$4,000	$–	$13,608	$17,608

Common stock issued for cash	1,125,403	1,125	32,637	–	33,762
Net income (loss) for the three months ended February 29, 2024	–	–	–	(3,684)	(3,684)

Balance, February 29, 2024	5,125,403	$5,125	$32,637	$9,924	$47,686

Balance, May 31, 2022	–	$–	$–	$–	$–

Net income (loss) for the three months ended August 31, 2022	–	–	–	–	–

Balance, August 31, 2022	–	$–	$–	$–	$–

Net income (loss) for the three months ended November 30, 2022	–	–	–	–	–

Balance, November 30, 2022	–	$–	$–	$–	$–

Net income (loss) for the three months ended February 28, 2023	–	–	–	–	–

Balance, February 28, 2023	–	$–	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended February 29, 2024 (Unaudited)	Nine months ended February 28, 2023 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,123	$–
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	761	–
Project-In-Progress	(37,000)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,116)	–

CASH FLOWS FROM INVESTING ACTIVITIES
Website	(3,500)	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(3,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	14,512	–
Proceeds from the Issuance of Common Stock	33,762	–
Related Party Loan	3,500	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	51,774	–

Net increase in cash and equivalents	22,158	–
Cash and equivalents at beginning of the period	4,000	–
Cash and equivalents at end of the period	$26,158	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAXCORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

LONDAX Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on May 19, 2023. We are a Software Development company that offers Consulting services.

Our office is located at Puces iela 47, Riga, Latvia LV-1082.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated income of $9,924 as of February 29, 2024, a net income of $10,123 for the nine months ended February 29, 2024. The Company has Related Party Loan on a balance sheet of $4,260 and Notes Payable of $14,512 as of February 29, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to director Olegs Pavlovs. The Company owes $4,260 in Related Party Loan currently to director as per Incorporation expenses of February 29, 2024.

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

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

As of February 29, 2024 and May 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – FIXED ASSETS

As of February 29, 2024, our fixed assets comprised of $421 in equipment. Depreciation expense of equipment was $140 as of February 29, 2024.

NOTE 5 – INTANGIBLE ASSETS

As of February 29, 2024, the total amount of website development costs was $3,500. Depreciation expense of website development costs was $621 as of February 29, 2024.

NOTE 6 – SOFTWARE IN DEVELOPMENT

Currently, the Company has developed its Customer Relationship Management (CRM) platform and is currently testing it. The total cost of the CRM platform is $37,000. We have launched the testing version of CRM for HR in December 2024. Currently, we are in negotiations with potential clients for the use of our program, located at https://londax.ai/. As of February 29, 2024, we have prepaid $22,488 for the development of our platform.

The Company believes that the development of this CRM platform will be relevant for 3 years with its constant testing and improvement.

NOTE 7 – LOAN FROM DIRECTOR

As of February 29, 2024, the Company owed $4,260 to the Company’s sole director for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 8 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 31, 2023 the Company issued 4,000,000 shares of common stock to a director for consideration of $4,000 at par value $0.001 per share.

In January 2024 the Company issued 705,203 shares of common stock for consideration of $21,156 at par value $0.03 per share.

In February 2024 the Company issued 420,200 shares of common stock for consideration of $12,606 at par value $0.03 per share.

There were 5,125,403 and 4,000,000 shares of common stock issued and outstanding as of February 29, 2024 and May 31, 2023.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director have agreed to provide her own premise under office needs. He will not take any fee for these premises, it is for free use.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 29, 2024 to the date these financial statements were issued, and has determined that the following material subsequent events to disclose in these financial statements:

In March 2024 the Company issued 105,732 shares of common stock for consideration of $3,172 at par value $0.03 per share.

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

We are intending to operate in Europe with potential for working worldwide. From a technical perspective, londax.ai is a web application consisting of Frontend and Backend components hosted on cloud services provided by AWS. Londax.ai CRM system is developed for analyzing and monitoring the recruitment process using a funnel (hiring stages) and analyzing the KPIs of the already hired personnel. Currently, our main dashboard consist of: 1) Segment for Recruitment: funnel,creating job postings (manual \ AI) and portal for applicants. 2) Segment for ;Employees: Profile, password and personal data change and Help.

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

Contract Law: Software sales often involve licensing agreements and contracts. Company should ensure that our contracts comply with applicable contract laws and are enforceable.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 29, 2024 and February 28, 2023:

Revenue

For the three months ended February 29, 2024 and February 28, 2023, the Company had not generated any revenue.

Operating expenses

Total expenses for the three months ended February 29, 2024 were $3,684 ($0 for the three months ended February 28, 2023) consisting of depreciation expense of $338; general and administrative expenses of $231; professional fees of $3,115.

Net Income (Losses)

The company recorded a net loss of $3,684 for the three months ended February 29, 2024, and $0 for the three months ended February 28, 2023.

Results of Operations for the nine months ended February 29, 2024 and February 28, 2023:

Revenue

For the nine months ended February 29, 2024 and February 28, 2023, the Company generated total revenue of $25,297 and $0, respectively, from providing services to its customers.

Operating expenses

Total expenses for the nine months ended February 29, 2024 were $15,174 ($0 for the nine months ended February 28, 2023) consisting of depreciation expense of $761; general and administrative expenses of $252; professional fees of $14,161.

Net Income (Losses)

The company recorded a net income of $10,123 for the nine months ended February 29, 2024, and $0 for the nine months ended February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2023, the Company had $4,000 in cash and our liabilities were $760, comprising $760 owed to Olegs Pavlovs, our sole officer and director.

As of February 29, 2024, the Company had $26,158 in cash and our liabilities were $18,772, comprising $14,512 in accounts payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

Since inception, we have sold 5,125,403 shares of common stock to our director and shareholders.

Cash Flows from Operating Activities

For the nine months ended February 29, 2024 net cash flows used in operating activities was $26,116.

For the nine months ended February 28, 2023 we had no cash flows used in operating activities.

Cash Flows from Investing Activities

For the nine months ended February 29, 2024 net cash flows provided by or used in investing activities was $3,500.

For the nine months ended February 28, 2023 we had no cash flows provided by or used in investing activities.

Cash Flows from Financing Activities

For the nine months ended February 29, 2024 net cash flows provided by financing activities was $51,774.

For the nine months ended February 28, 2023 we had no cash flows provided by financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Riga, Latvia on April 3, 2024.

LONDAX CORP.

By:	/s/	Olegs Pavlovs
	Name:	Olegs Pavlovs
	Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

