Form 10-K
period 2024-05-31
Londax Corp.
filed 2024-08-19
CIK 1985554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2024

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

Puces iela 47, Riga,

Latvia LV-1082

+372 712 1419

londaxcorp@protonmail.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 30, 2023 was $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,231,135 common shares issued and outstanding as of August 19, 2024.

i

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Our company was established as a Wyoming corporation on May 19, 2023. As a developmental-stage enterprise, our primary focus is on offering IT consulting services and software development solutions. Our web site is https://londaxcorp.com/. We have developed and implemented our flagship product https://londax.ai/, which comprises a Customer Relationship Management (CRM) System, Applicant Tracking Systems (ATS), and out-staffing services. Our aim is to provide high-quality and innovative business solutions to our clients while ensuring superior customer satisfaction.

Our principal executive office is located at Puces iela 47, Riga, Latvia LV-1082. Our phone number is +372 712 1419.

Our company has developed and implemented a customized Customer Relationship Management (CRM) System that facilitates out-staffing for our future clients. Our software is designed to seamlessly integrate into our clients' corporate structure, enabling them to hire and manage their staff, including top managers and IT specialists, with ease.

We are operating in Europe with potential for working worldwide. From a technical perspective, londax.ai is a web application consisting of Frontend and Backend components hosted on cloud services provided by AWS. Londax.ai CRM system is developed for analyzing and monitoring the recruitment process using a funnel (hiring stages) and analyzing the KPIs of the already hired personnel. Currently, our main dashboard consists of: 1) Segment for Recruitment: funnel, creating job postings (manual \ AI) and portal for applicants.2) Segment for Employees: Profile, password and personal data change and Help.

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

We operate in a highly competitive industry; our strategy focuses on the following aspects:

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

None.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is presently no public market for our common stock. We anticipate making an application for trading of our common stock on the OTC Link upon the effectiveness of the registration statement of which this prospectus forms a part. We can provide no assurance that our shares will be traded on the OTC Link, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

HOLDERS

Currently, we have 52 holders of record of our common stock.

DIVIDEND POLICY

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Wyoming Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

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

There were 5,231,135 and 4,000,000 shares of common stock issued and outstanding as of May 31, 2024 and 2023.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended May 31, 2024 and 2023:

Revenue

For the years ended May 31, 2024 and 2023, the Company generated total revenue of $25,297 and $0, respectively, from providing services to its customers.

Operating expenses

Total expenses for the year ended May 31, 2024 were $27,179 ($199 for the year ended May 31, 2023) consisting of depreciation expense of $1,100 ($0 for the year ended May 31, 2023); general and administrative expenses of $4,271 ($0 for the year ended May 31, 2023); professional fees of $21,808 ($199 for the year ended May 31, 2023).

Net Losses

The company recorded a net loss of $1,882 for the years ended May 31, 2024, and $199 for the year ended May 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2024, the Company had $1,664 in cash and our liabilities were $18,772, comprising $14,512 in accounts payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

As of May 31, 2023, the Company had $4,000 in cash and our liabilities were $760, comprising $760 owed to Olegs Pavlovs, our sole officer and director.

Since inception, we have sold 5,231,135 shares of common stock to our director and shareholders.

Cash Flows from Operating Activities

For the year ended May 31, 2024 net cash flows used in operating activities was $53,782.

For the year ended May 31, 2023 net cash flows used in operating activities was $199.

Cash Flows from Investing Activities

For the year ended May 31, 2024 net cash flows provided by or used in investing activities was $3,500.

For the year ended May 31, 2023 net cash flows provided by or used in investing activities was $561.

Cash Flows from Financing Activities

For the year ended May 31, 2024 net cash flows provided by financing activities was $54,946.

For the year ended May 31, 2023 net cash flows provided by financing activities was $4,760.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial reporting.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of the Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Londax Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Londax Corp as of May 31, 2024, and 2023, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended May 31, 2024, and 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $1,882 and an accumulated deficit of $2,081 as of May 31, 2024, the Company currently have limited revenue. The continuation of the Company as a going concern through May 31, 2024, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of May 31, 2024, there are no critical audit matters to communicate.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

August 19, 2024

LONDAX CORP.

BALANCE SHEETS

	May 31, 2024	From May 19, 2023 (Inception) to May 31, 2023
ASSETS

Cash	$1,664	$4,000
Prepaid Expenses	20,000	–
Software in Development	33,000	–
Total Current Assets	54,664	4,000

Fixed Assets, Net	374	561
Website, Net	2,587	–

Total Assets	$57,625	$4,561
LIABILITIES & STOCKHOLDERS’ EQUITY

Notes Payable	$14,512	$–
Related Party Loan	4,260	760
Total Current Liabilities	18,772	760

Common stock, $0.001 par value, 75,000,000 shares authorized; 5,231,135 and 4,000,000 shares issued and outstanding, respectively	5,231	4,000
Additional paid-in capital	35,703	–
Accumulated income (deficit)	(2,081)	(199)
Total Stockholders’ Equity	38,853	3,801

Total Liabilities and Stockholders’ Equity	$57,625	$4,561

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

	Year ended May 31, 2024	From May 19, 2023 (Inception) to May 31, 2023

REVENUES	$25,297	$–

OPERATING EXPENSES
Depreciation Expense	1,100	–
General and Administrative Expenses	4,271	–
Professional Fees	21,808	199
TOTAL OPERATING EXPENSES	27,179	199

NET INCOME (LOSS) FROM OPERATIONS	(1,882)	(199)

PROVISION FOR INCOME TAXES	–	–

NET (LOSS)	$(1,882)	$(199)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,408,238	4,000,000

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP. CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance, May 31, 2023	4,000,000	$4,000	$–	$(199)	$3,801

Common stock issued for cash	1,231,135	1,231	35,703	–	36,934

Net loss for the year ended May 31, 2024	–	–	–	(1,882)	(1,882)

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Inception, May 19, 2023	–	$–	$–	$–	$–

Shares issued for cash at par value $0.001 per share on May 31, 2023	4,000,000	4,000	–	–	4,000

Net loss for the period ended May 31, 2023	–	–	–	(199)	(199)

Balance, May 31, 2023	4,000,000	$4,000	$–	$(199)	$3,801

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2024	From May 19, 2023 (Inception) to May 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,882)	$(199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	1,100	–
Prepaid Expenses	(20,000)	–
Project-In-Progress	(33,000)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(53,782)	(199)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	–	(561)
Website	(3,500)	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(3,500)	(561)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	14,512	–
Proceeds from the Issuance of Common Stock	36,934	4,000
Related Party Loan	3,500	760
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	54,946	4,760

Net increase in cash and cash equivalents	(2,336)	4,000
Cash and equivalents at beginning of the period	4,000	–
Cash and equivalents at end of the period	$1,664	$4,000

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these audited financial statements.

LONDAXCORP.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED MAY 31, 2024

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

As reflected in the financial statements, the Company had an accumulated loss of $2,081 as of May 31, 2024, a net loss of $1,882 for the year ended May 31, 2024. The Company has Related Party Loan on a balance sheet of $4,260 and Notes Payable of $14,512 as of May 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to director Olegs Pavlovs. The Company owes $4,260 in Related Party Loan currently to director as per Incorporation expenses of May 31, 2024.

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

As of May 31, 2024 and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – FIXED ASSETS

As of May 31, 2024, our fixed assets comprised of $374 in equipment. Depreciation expense of equipment was $187 as of May 31, 2024.

NOTE 5 – INTANGIBLE ASSETS

As of May 31, 2024, the total amount of website development costs was $3,500. Depreciation expense of website development costs was $913 as of May 31, 2024.

NOTE 6 – SOFTWARE IN DEVELOPMENT

Currently, the Company has developed its Customer Relationship Management (CRM) platform and is currently testing it. The total cost of the CRM platform is $37,000. We have launched the testing version of CRM for HR in December 2023. Currently, we are in negotiations with potential clients for the use of our program, located at https://londax.ai/. As of May 31, 2024, we have prepaid $22,488 for the development of our platform.

The Company believes that the development of this CRM platform will be relevant for 3 years with its constant testing and improvement.

NOTE 7 – LOAN FROM DIRECTOR

As of May 31, 2024, the Company owed $4,260 to the Company’s sole director for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

There were 5,231,135 and 4,000,000 shares of common stock issued and outstanding as of May 31, 2024 and 2023.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In June 2024 the Company changed its independent registered public accounting firm from BF Borgers CPA PC to Boladale Lawal & Co. There were no disagreements between the parties.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of May 31, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2. We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee that does not have sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules, therefore no expertise or reviews are in place to ensure adequate financial reporting. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3. We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended May 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Positions
Olegs Pavlovs Puces iela 47, Riga, Latvia LV-1082	53	President, Secretary, Treasurer and Director

Olegs Pavlovs has acted as our President, Secretary, Treasurer and sole Director since our incorporation on May 19, 2023. Mr. Pavlovs owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Pavlovs was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Pavlovs has an MBA degree in The RISEBA University of Applied Sciences. Since 1997 till 2020, he worked on the top management positions at SIA “Venden”. Since 2011 to 2021, he worked as a CEO at “Scandinavian Innovation Group”. We believe that Mr. Pavlovs’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, our directors have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Pavlovs was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Pavlovs involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or
ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Were the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. The Board of Directors has determined that at least one member of the board, Olegs Pavlovs, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Olegs Pavlovs is not an “independent” member of the board as described above. The Board of Directors has determined that director is able to read and understand fundamental financial statements.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

We do not have an Audit Committee or Compensation Committee. Additionally, we have no persons currently receiving any compensation due to our start-up nature. Our president performs some of the same functions of an Audit Committee and Compensation Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; reviewing management’s administration of the system of internal accounting controls, and determining all compensation amounts. The Company does not currently have a written audit committee charter or a compensation committee charter or any similar documents.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director for the fiscal year May 31, 2024 and for the period from inception (May 19, 2023) to year ended May 31, 2023:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Olegs Pavlovs, President, Director, Treasurer and Secretary	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2023		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Our officers and directors receive no compensation for his services at this time.

EMPLOYMENT AGREEMENTS

There are no current employment agreements between the company and its officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information relating to the beneficial ownership of our common stock as of May 31, 2024, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Olegs Pavlovs Puces iela 47, Riga, Latvia LV-1082	4,000,000 shares of common stock	76%

Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

Percent of class is calculated on the basis of the number of fully diluted shares outstanding on May 31, 2024 (5,231,135).

Item 13. Certain Relationships and Related Transactions

On May 31, 2023, we issued a total of 4,000,000 shares of restricted common stock to Olegs Pavlovs, our sole officer and director in consideration of $4,000.

Further, Mr. Pavlovs has advanced funds to us. As of May 31, 2024, Mr. Pavlovs advanced us $4,260. Mr. Pavlovs will not be repaid from the proceeds of this offering. Company agrees to repay this loan upon request, from revenues of operations if and when we generate sufficient revenues to pay the obligation.

Item 14. Principal Accountant Fees and Services

During fiscal year ended May 31, 2024, we incurred approximately $13,425 in fees to our former principal independent accountants BF Borgers CPA PC for professional services rendered in connection with annual audit and quarterly reviews.

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONDAX CORP.

Date: August 19, 2024	By:	/s/	Olegs Pavlovs
		Name:	Olegs Pavlovs
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

