Form 10-Q
period 2024-08-31
Londax Corp.
filed 2024-10-11
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2024

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”  n Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,231,135 common shares issued and outstanding as of October 10, 2024.

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

LONDAX CORP.

BALANCE SHEETS

	August 31, 2024 (Unaudited)	May 31, 2024 (Audited)
ASSETS

Cash	$1,959	$1,664
Prepaid Expenses	20,000	20,000
Software in Development	–	33,000
Total Current Assets	21,959	54,664

Fixed Assets, Net	327	374
Software Development Costs, Net	28,828	–
Website, Net	2,296	2,587

Total Assets	$53,410	$57,625
LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes Payable	$–	$14,512
Related Party Loan	4,260	4,260
Total Current Liabilities	4,260	18,772

Common Stock, $0.001 par value, 75,000,000 shares authorized; 5,231,135 and 5,231,135 shares issued and outstanding, respectively	5,231	5,231
Additional Paid-in Capital	35,703	35,703
Accumulated Income (Deficit)	8,216	(2,081)
Total Stockholders’ Equity	49,150	38,853

Total Liabilities and Stockholders’ Equity	$53,410	$57,625

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

	Three months ended August 31, 2024 (Unaudited)	Three months ended August 31, 2023 (Unaudited)

REVENUES	$25,708	$10,600

OPERATING EXPENSES
Amortization and Depreciation Expense	338	85
General and Administrative Expenses	4,627	9
Professional Fees	10,446	7,804
TOTAL OPERATING EXPENSES	15,411	7,898

NET INCOME /(LOSS) FROM OPERATIONS	10,297	2,702

PROVISION FOR INCOME TAXES	–	–

NET INCOME /(LOSS)	$10,297	$2,702

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,231,135	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months ended August 31, 2024 and 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Income for the three months ended August 31, 2024	–	–	–	10,297	10,297

Balance, August 31, 2024	5,231,135	$5,231	$35,703	$8,216	$49,150

Inception, May 31, 2023	–	$–	$–	$(199)	$3,801

Net Income for the three months ended August 31, 2023	–	–	–	2,702	2,702

Balance, August 31, 2023	4,000,000	$4,000	$–	$2,503	$6,503

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

	Three months ended August 31, 2024 (Unaudited)	Three months ended August 31, 2023 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$10,297	$2,702
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	338	85
Project-In-Progress	33,000	–
CASH FLOWS USED IN OPERATING ACTIVITIES	43,635	2,787

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(28,828)	–
Website	–	(3,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	$(28,828)	$(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	(14,512)	–
Related Party Loan	–	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$(14,512)	$3,500

Net increase (decrease) in cash and equivalents	295	2,787
Cash and equivalents at beginning of the period	1,664	4,000
Cash and equivalents at end of the period	$1,959	$6,787

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2024 AND 2023 (UNAUDITED)

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

As reflected in the financial statements, the company has limited income of $25,708 and a related party loan of $4,260. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is May 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended May 31, 2024.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to director Olegs Pavlovs. The Company owes $4,260 in Related Party Loan currently to director as per Incorporation expenses of August 31, 2024.

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

As of August 31, 2024 and May 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

As of August 31, 2024, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $234 as of August 31, 2024.

Note 5 – INTANGIBLE ASSETS

As of August 31, 2024, the total amount of website development costs was $3,500. Amortization expense of website development costs was $1,204 as of August 31, 2024.

Note 6 – SOFTWARE IN DEVELOPMENT

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of August 31, 2024, the total amount of software development costs was $28,828.

The Company believes that the development of this CRM platform will be relevant for 3 years with its constant testing and improvement.

Note 7 – LOAN FROM DIRECTOR

As of August 31, 2024, the Company owed $4,260 to the Company’s sole director for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

There were 5,231,135 and 5,231,135 shares of common stock issued and outstanding as of August 31, 2024 and May 31, 2024.

Note 9 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our company has developed and implemented a customized Customer Relationship Management (CRM) system that facilitates out-staffing for our clients. Our software is designed to seamlessly integrate into our clients' corporate structures, enabling them to hire and manage their staff, including top managers and IT specialists, with ease.

We are intending to operate in Europe with potential for working worldwide. From a technical perspective, londax.ai is a web application consisting of Frontend and Backend components hosted on cloud services provided by AWS. Londax.ai CRM system is developed for analyzing and monitoring the recruitment process using a funnel (hiring stages) and analyzing the KPIs of the already hired personnel. Currently, our main dashboard consist of: 1) Segment for Recruitment: funnel, creating job postings (manual \ AI) and portal for applicants.2)Segment for ;Employees: Profile, password and personal data change and Help.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended August 31, 2024 and 2023:

Revenue

For the three months ended August 31, 2024 and 2023, the Company generated total revenue of $25,708 and $10,600, respectively, from providing services to its customers.

Operating expenses

Total expenses for the three months ended August 31, 2024 were $15,411 ($7,898 for the three months ended August 31, 2023) consisting of amortization and depreciation expense of $338 ($85 for the three months ended August 31, 2023); general and administrative expenses of $4,627 ($9 for the three months ended August 31, 2023); professional fees of $10,446 ($7,804 for the three months ended August 31, 2023).

Net Income (Losses)

The company recorded a net income of $10,297 for the three months ended August 31, 2024, and $2,702 for the three months ended August 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2024, the Company had $1,664 in cash and our liabilities were $18,772, comprising $14,512 in accounts payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

As of August 31, 2024, the Company had $1,959 in cash and our liabilities were $4,260, comprising $4,260 owed to Olegs Pavlovs, our sole officer and director.

Since inception, we have sold 5,231,135 shares of common stock to our director and shareholders.

Cash Flows from Operating Activities

For the three months ended August 31, 2024 net cash flows used in operating activities was $43,635.

For the three months ended August 31, 2023 net cash flows used in operating activities was $2,787.

Cash Flows from Investing Activities

For the three months ended August 31, 2024 net cash flows provided by or used in investing activities was $28,828.

For the three months ended August 31, 2023 net cash flows provided by or used in investing activities was $3,500.

Cash Flows from Financing Activities

For the three months ended August 31, 2024 net cash flows provided by financing activities was $14,512.

For the three months ended August 31, 2023 net cash flows provided by financing activities was $3,500.

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

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated sufficient revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended August 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in XBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONDAX CORP.

Date: October 10, 2024	By:	/s/	Olegs Pavlovs
		Name:	Olegs Pavlovs
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

