Form 10-Q
period 2024-11-30
Londax Corp.
filed 2025-01-10
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,231,135 common shares issued and outstanding as of January 10, 2025.

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

LONDAX CORP.

BALANCE SHEETS

	November 30, 2024 (Unaudited)	May 31, 2024 (Audited)
ASSETS

Cash	$519	$1,664
Accounts Receivable	9,604	–
Prepaid Expenses	20,000	20,000
Software in Development	17,185	33,000
Total Current Assets	47,308	54,664

Fixed Assets, Net	280	374
Software Development Costs, Net	26,426	–
Website, Net	9,704	2,587

Total Assets	$83,718	$57,625
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$17,855	$–
Notes Payable	–	14,512
Related Party Loan	4,260	4,260
Total Current Liabilities	22,115	18,772

Common Stock, $0.001 par value, 75,000,000 shares authorized; 5,231,135 and 5,231,135 shares issued and outstanding, respectively	5,231	5,231
Additional Paid-in Capital	35,703	35,703
Accumulated Income (Deficit)	20,669	(2,081)
Total Stockholders’ Equity	61,603	38,853

Total Liabilities and Stockholders’ Equity	$83,718	$57,625

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

	Three months ended November 30, 2024 (Unaudited)	Three months ended November 30, 2023 (Unaudited)	Six months ended November 30, 2024 (Unaudited)	Six months ended November 30, 2023 (Unaudited)

REVENUES	$27,537	$14,697	$53,245	$25,297
Cost of sales	9,000	–	9,000	–
GROSS PROFIT	18,537	14,697	44,245	25,297

OPERATING EXPENSES
Amortization and Depreciation Expense	2,741	338	3,079	423
General and Administrative Expenses	1,065	12	5,692	21
Professional Fees	2,278	3,242	12,724	11,046
TOTAL OPERATING EXPENSES	6,084	3,592	21,495	11,490

NET INCOME /(LOSS) FROM OPERATIONS	12,453	11,105	22,750	13,807

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME /(LOSS)	$12,453	$11,105	$22,750	$13,807

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,231,135	4,000,000	5,231,135	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and Six months ended November 30, 2024 and 2023 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Income for the three months ended August 31, 2024	–	–	–	10,297	10,297

Balance, August 31, 2024	5,231,135	$5,231	$35,703	$8,216	$49,150

Net Income for the three months ended November 30, 2024	–	–	–	12,453	12,453

Balance, November 30, 2024	5,231,135	$5,231	$35,703	$20,669	$61,603

Inception, May 31, 2023	–	$–	$–	$(199)	$3,801

Net Income for the three months ended August 31, 2023	–	–	–	2,702	2,702

Balance, August 31, 2023	4,000,000	$4,000	$–	$2,503	$6,503

Net Income for the three months ended November 30, 2023	–	–	–	11,105	11,105

Balance, November 30, 2023	4,000,000	$4,000	$–	$13,608	$17,608

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

	Six months ended November 30, 2024 (Unaudited)	Six months ended November 30, 2023 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$22,750	$13,807
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	3,079	423
Accounts Receivable	(9,604)	–
Project-In-Progress	15,815	(37,000)
Accounts Payable	17,855	–
CASH FLOWS USED IN OPERATING ACTIVITIES	49,895	(22,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(28,828)	–
Website	(7,700)	(3,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	$(36,528)	$(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	(14,512)	32,000
Related Party Loan	–	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$(14,512)	$35,500

Net increase (decrease) in cash and equivalents	(1,145)	9,230
Cash and equivalents at beginning of the period	1,664	4,000
Cash and equivalents at end of the period	$519	$13,230

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2024 AND 2023 (UNAUDITED)

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

As reflected in the financial statements, the company has limited income of $22,750 and a related party loan of $4,260. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to director Olegs Pavlovs. The Company owes $4,260 in Related Party Loan currently to director as per Incorporation expenses of November 30, 2024.

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

As of November 30, 2024 and May 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – FIXED ASSETS

As of November 30, 2024, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $281 as of November 30, 2024.

NOTE 5 – INTANGIBLE ASSETS

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $1,496 as of November 30, 2024.

During the quarter ended November 30, 2024, the Company developed another website to advertise its services. The total cost of the website development is $8,855. On November 30, 2024, the Company capitalized $7,700 of website development costs.

NOTE 6 – SOFTWARE IN DEVELOPMENT

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of November 30, 2024, the total amount of software development costs was $28,828. Amortization expense of website development costs was $2,402 as of November 30, 2024.

The Company believes that the development of this CRM platform will be relevant for 3 years with its constant testing and improvement.

NOTE 7 – LOAN FROM DIRECTOR

As of November 30, 2024, the Company owed $4,260 to the Company’s sole director for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

There were 5,231,135 and 5,231,135 shares of common stock issued and outstanding as of November 30, 2024 and May 31, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to November 30, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

1.Recruitment Segment: Includes a funnel, job posting creation (manual/AI), and an applicant portal.

2.Employee Segment: Includes profiles, options to change passwords and personal data, and a Help section.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended November 30, 2024 and 2023:

Revenue

For the three months ended November 30, 2024 and 2023, the Company generated total revenue of $27,537 and $14,697, respectively, from providing services to its customers. Cost of sales for the three months ended November 30, 2024 was $9,000, compared to $0 for the comparable period in 2023.

Operating expenses

Total expenses for the three months ended November 30, 2024 were $6,084 ($3,592 for the three months ended November 30, 2023) consisting of amortization and depreciation expense of $2,741 ($338 for the three months ended November 30, 2023); general and administrative expenses of $1,065 ($12 for the three months ended November 30, 2023); professional fees of $2,278 ($3,242 for the three months ended November 30, 2023).

Net Income (Losses)

The company recorded a net income of $12,453 for the three months ended November 30, 2024, and $11,105 for the three months ended November 30, 2023.

Results of Operations for the six months ended November 30, 2024 and 2023:

Revenue

For the six months ended November 30, 2024 and 2023, the Company generated total revenue of $53,245 and $25,297, respectively, from providing services to its customers. Cost of sales for the six months ended November 30, 2024 was $9,000, compared to $0 for the comparable period in 2023.

Operating expenses

Total expenses for the six months ended November 30, 2024 were $21,495 ($11,490 for the six months ended November 30, 2023) consisting of amortization and depreciation expense of $3,079 ($423 for the six months ended November 30, 2023); general and administrative expenses of $5,692 ($21 for the six months ended November 30, 2023); professional fees of $12,724 ($11,046 for the six months ended November 30, 2023).

Net Income (Losses)

The company recorded a net income of $22,750 for the six months ended November 30, 2024, and $13,807 for the six months ended November 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2024, the Company had $1,664 in cash and our liabilities were $18,772, comprising $14,512 in notes payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

As of November 30, 2024, the Company had $519 in cash and our liabilities were $22,115, comprising $17,855 in accounts payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

Since inception, we have sold 5,231,135 shares of common stock to our director and shareholders.

Cash Flows from Operating Activities

For the six months ended November 30, 2024 net cash flows used in operating activities was $49,895.

For the six months ended November 30, 2023 net cash flows used in operating activities was $22,770.

Cash Flows from Investing Activities

For the six months ended November 30, 2024 net cash flows provided by or used in investing activities was $36,528.

For the six months ended November 30, 2023 net cash flows provided by or used in investing activities was $3,500.

Cash Flows from Financing Activities

For the six months ended November 30, 2024 net cash flows provided by financing activities was $14,512.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LONDAX CORP.

Date: January 10, 2025	By:		/s/ Olegs Pavlovs
		Name:	Olegs Pavlovs
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

