Form 10-Q
period 2025-02-28
Londax Corp.
filed 2025-04-10
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56731

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,231,135 common shares issued and outstanding as of April 10, 2025.

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

LONDAX CORP.

BALANCE SHEETS

	February 28, 2025 (Unaudited)	May 31, 2024 (Audited)
ASSETS

Cash	$13,166	$1,664
Prepaid Expenses	20,000	20,000
Software in Development	–	33,000
Total Current Assets	33,166	54,664

Fixed Assets, Net	234	374
Mobile App, Net	13,819	–
Software Development Costs, Net	24,023	–
Website, Net	8,771	2,587
Total Other Assets	46,847	2,961

Total Assets	$80,013	$57,625
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$12,827	$–
Notes Payable	–	14,512
Related Party Loan	4,281	4,260
Total Current Liabilities	17,108	18,772

Common Stock, $0.001 par value, 75,000,000 shares authorized; 5,231,135 and 5,231,135 shares issued and outstanding, respectively	5,231	5,231
Additional Paid-in Capital	35,703	35,703
Accumulated Income (Deficit)	21,971	(2,081)
Total Stockholders’ Equity	62,905	38,853

Total Liabilities and Stockholders’ Equity	$80,013	$57,625

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

	Three months ended February 28, 2025 (Unaudited)	Three months ended February 29, 2024 (Unaudited)	Nine months ended February 28, 2025 (Unaudited)	Nine months ended February 29, 2024 (Unaudited)

REVENUES	$13,165	$–	$66,410	$25,297
Cost of sales	3,000	–	12,000	–
GROSS PROFIT	10,165	–	54,410	25,297

OPERATING EXPENSES
Amortization and Depreciation Expense	3,563	338	6,642	761
General and Administrative Expenses	3,224	231	8,916	252
Professional Fees	2,076	3,115	14,800	14,161
TOTAL OPERATING EXPENSES	8,863	3,684	30,358	15,174

NET INCOME /(LOSS) FROM OPERATIONS	1,302	(3,684)	24,052	10,123

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME /(LOSS)	$1,302	$(3,684)	$24,052	$10,123

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,231,135	4,391,110	5,231,135	4,130,370

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine months ended February 28, 2025 and February 29, 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Income for the three months ended August 31, 2024	–	–	–	10,297	10,297

Balance, August 31, 2024	5,231,135	$5,231	$35,703	$8,216	$49,150

Net Income for the three months ended November 30, 2024	–	–	–	12,453	12,453

Balance, November 30, 2024	5,231,135	$5,231	$35,703	$20,669	$61,603

Net Income for the three months ended February 28, 2025	–	–	–	1,302	1,302

Balance, February 28, 2025	5,231,135	$5,231	$35,703	$21,971	$62,905

Inception, May 31, 2023	4,000,000	$4,000	$–	$(199)	$3,801

Net Income for the three months ended August 31, 2023	–	–	–	2,702	2,702

Balance, August 31, 2023	4,000,000	$4,000	$–	$2,503	$6,503

Net Income for the three months ended November 30, 2023	–	–	–	11,105	11,105

Balance, November 30, 2023	4,000,000	$4,000	$–	$13,608	$17,608

Common stock issued for cash	1,125,403	1,125	32,637	–	33,762
Net Income for the three months ended February 29, 2024	–	–	–	(3,684)	(3,684)

Balance, February 29, 2024	5,125,403	$5,125	$32,637	$9,924	$47,686

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

	Nine months ended February 28, 2025 (Unaudited)	Nine months ended February 29, 2024 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$24,052	$10,123
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	6,642	761
Project-In-Progress	33,000	(37,000)
Accounts Payable	12,827	–
CASH FLOWS USED IN OPERATING ACTIVITIES	76,521	(26,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(28,828)	–
Mobile App	(14,000)	–
Website	(7,700)	(3,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(50,528)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	(14,512)	14,512
Proceeds from the Issuance of Common Stock	–	33,762
Related Party Loan	21	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(14,491)	51,774

Net increase (decrease) in cash and equivalents	11,502	22,158
Cash and equivalents at beginning of the period	1,664	4,000
Cash and equivalents at end of the period	$13,166	$26,158

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024 (UNAUDITED)

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

As reflected in the financial statements, the company has limited income of $66,410 and a related party loan of $4,281. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to director Olegs Pavlovs. The Company owes $4,281 in Related Party Loan currently to director as per Incorporation expenses of February 28, 2025.

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

As of February 28, 2025 and May 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – FIXED ASSETS

As of February 28, 2025, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $327 as of February 28, 2025.

NOTE 5 – INTANGIBLE ASSETS

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $1,788 as of February 28, 2025.

During the quarter ended November 30, 2024, the Company developed another website to advertise its services. The total cost of the website development was $8,855. On November 30, 2024, the Company capitalized $7,700 of the website development costs. Amortization expense of the website was $642 as of February 28, 2025.

During the quarter ended February 28, 2025, the Company completed the development of a mobile application. The total cost of the mobile application development was $17,029. On February 15, 2025, the Company capitalized $14,000 of the mobile application development costs. Amortization expense of the mobile application was $181 as of February 28, 2025.

The Company believes that the development of its website and mobile application will be relevant for 3 years with its constant testing and improvement.

NOTE 6 – SOFTWARE IN DEVELOPMENT

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of February 28, 2025, the total amount of software development costs was $28,828. Amortization expense of software development costs was $4,807 as of February 28, 2025.

The Company believes that the development of this CRM platform will be relevant for 3 years with its constant testing and improvement.

NOTE 7 – LOAN FROM DIRECTOR

As of February 28, 2025, the Company owed $4,281 to the Company’s sole director for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

There were 5,231,135 and 5,231,135 shares of common stock issued and outstanding as of February 28, 2025 and May 31, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 28, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2025 and February 29, 2024:

Revenue

For the three months ended February 28, 2025 and February 29, 2024, the Company generated total revenue of $13,165 and $0, respectively, from providing services to its customers. Cost of sales for the three months ended February 28, 2025 was $3,000, compared to $0 for the comparable period in 2024.

Operating expenses

Total expenses for the three months ended February 28, 2025 were $8,863 ($3,684 for the three months ended February 29, 2024) consisting of amortization and depreciation expense of $3,563 ($338 for the three months ended February 29, 2024); general and administrative expenses of $3,224 ($231 for the three months ended February 29, 2024); professional fees of $2,076 ($3,115 for the three months ended February 29, 2024).

Net Income (Losses)

The company recorded a net income (loss) of $1,302 for the three months ended February 28, 2025, and $(3,684) for the three months ended February 29, 2024.

Results of Operations for the nine months ended February 28, 2025 and February 29, 2024:

Revenue

For the nine months ended February 28, 2025 and February 29, 2024, the Company generated total revenue of $66,410 and $25,297, respectively, from providing services to its customers. Cost of sales for the nine months ended February 28, 2025 was $12,000, compared to $0 for the comparable period in 2024.

Operating expenses

Total expenses for the nine months ended February 28, 2025 were $30,358 ($15,174 for the nine months ended February 29, 2024) consisting of amortization and depreciation expense of $6,642 ($761 for the nine months ended February 29, 2024); general and administrative expenses of $8,916 ($252 for the nine months ended February 29, 2024); professional fees of $14,800 ($14,161 for the nine months ended February 29, 2024).

Net Income (Losses)

The company recorded a net income of $24,052 for the nine months ended February 28, 2025, and $10,123 for the nine months ended February 29, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2024, the Company had $1,664 in cash and our liabilities were $18,772, comprising $14,512 in notes payable and $4,260 owed to Olegs Pavlovs, our sole officer and director.

As of February 28, 2025, the Company had $13,166 in cash and our liabilities were $17,108, comprising $12,827 in accounts payable and $4,281 owed to Olegs Pavlovs, our sole officer and director.

Since inception, we have sold 5,231,135 shares of common stock to our director and shareholders.

Cash Flows from Operating Activities

For the nine months ended February 28, 2025 net cash flows used in operating activities was $76,521.

For the nine months ended February 29, 2024 net cash flows used in operating activities was $26,116.

Cash Flows from Investing Activities

For the nine months ended February 28, 2025 net cash flows provided by or used in investing activities was $50,528.

For the nine months ended February 29, 2024 net cash flows provided by or used in investing activities was $3,500.

Cash Flows from Financing Activities

For the nine months ended February 28, 2025 net cash flows provided by financing activities was $14,491.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended February 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LONDAX CORP.

Date: April 10, 2025	By:		/s/ Olegs Pavlovs
		Name:	Olegs Pavlovs
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

