Form 10-K
period 2025-05-31
Londax Corp.
filed 2025-09-02
CIK 1985554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2025

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

+371 29591676

londaxcorp@protonmail.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

ordinary shares, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,231,135 common shares issued and outstanding as of September 2, 2025.

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Our company was established as a Wyoming corporation on May 19, 2023. As a developmental-stage enterprise, our primary focus is on offering IT consulting services and software development solutions. Our web site is https://londaxcorp.com/. Currently, we have developed and implemented our flagship product https://londax.ai/, which comprises a Customer Relationship Management (CRM) System, Applicant Tracking Systems (ATS), and out-staffing services.

Our principal executive office is located at Puces iela 47, Riga, Latvia LV-1082. Our phone number is +371 29591676.

Our company develop and implement a customized Customer Relationship Management (CRM) System that facilitates out-staffing for our future clients. Our software is designed to seamlessly integrate into our clients' corporate structure, enabling them to hire and manage their staff, including top managers and IT specialists, with ease.

We are intending to operate in Europe with potential for working worldwide. From a technical perspective, londax.ai is a web application consisting of Frontend and Backend components hosted on cloud services provided by AWS. Londax.ai CRM system is developed for analyzing and monitoring the recruitment process using a funnel (hiring stages) and analyzing the KPIs of the already hired personnel. Currently, our main dashboard consists of: 1) Segment for Recruitment: funnel, creating job postings (manual \ AI) and portal for applicants.2) Segment for; Employees: Profile, password and personal data change and Help.

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

We operate in a highly competitive industry, our strategy focuses on the following aspects:

1.	Our officers and directors have professional management and marketing experience and a vast network.
2.	Our customized approach aligns with the values, mission, and market needs of our clients.
3.	We continuously analyze contemporary social media trends without interruption.
4.	We utilize AI, data science, and data analysis to increase efficiency and productivity.

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

Employees; Identification of Certain Significant Employees.

We have no employees other than our president, Olegs Pavlovs, who currently devotes approximately twenty hours per week to company matters.

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

Offices

Our business office is located at Puces iela 47, Riga, Latvia LV-1082. This address was provided by our president, Mr. Pavlovs. Our telephone number is +371 29591676.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

The Company currently relies on third-party hosting and software providers for its core platform operations, email communications, and data storage. These vendors maintain their own cybersecurity programs, which include network protection, access controls, and incident response procedures. While Londax Corp. does not yet employ a dedicated IT security team, its directors are actively involved in overseeing operational and technological risk, including cybersecurity.

Executive management, consisting of the Chief Executive Officer and the Board, is responsible for identifying, evaluating, and responding to potential cyber risks. The Company periodically reviews its internal systems and third-party vendor protocols to assess vulnerabilities and ensure secure handling of sensitive business information.

To date, Londax Corp. has not experienced any material cybersecurity incidents, and no specific threat has materially affected or is reasonably likely to materially affect the Company’s business strategy, operations, or financial condition. However, the Company recognizes that its reliance on cloud infrastructure and digital communication tools poses an ongoing cybersecurity risk and will continue to assess and strengthen controls as operations scale.

Management plans to formalize its cybersecurity policies and implement internal training protocols as the business grows.

As of May 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

On May 31, 2023 the Company issued 4,000,000 shares of common stock to our president for consideration of $4,000 at par value $0.001 per share.

In January 2024 the Company issued 705,203 shares of common stock for consideration of $21,156 at par value $0.03 per share.

In February 2024 the Company issued 420,200 shares of common stock for consideration of $12,606 at par value $0.03 per share.

In March 2024 the Company issued 105,732 shares of common stock for consideration of $3,172 at par value $0.03 per share.

There were 5,231,135 and 5,231,135 shares of common stock issued and outstanding as of May 31, 2025 and 2024.

OTHER STOCKHOLDER MATTERS

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the years ended May 31, 2025 and 2024:

Revenue

For the years ended May 31, 2025 and 2024, the Company generated total revenue of $66,410 and $25,297, respectively, from providing services to its customers. Revenue increased by approximately $41,113, or 162.5%, for the year ended May 31, 2025, compared to the same period in 2024. The increase was mainly due to a higher volume of services delivered and an expanded customer base.

Cost of sales

Cost of sales for the years ended May 31, 2025 was $12,000, compared to $0 for the comparable period in 2024.

Operating expenses

Total operating expenses for the year ended May 31, 2025 were $55,608 ($27,179 for the year ended May 31, 2024) consisting of amortization and depreciation expense of $11,287 ($1,100 for the year ended May 31, 2024); general and administrative expenses of $26,932 ($4,271 for the year ended May 31, 2024); professional fees of $17,389 ($21,808 for the year ended May 31, 2024). Operating expenses increased by approximately $28,429, or 104.6%, for the year ended May 31, 2025 as compared to the same period of 2024. The change was primarily due to higher General and Administrative expenses and amortization expenses. General and Administrative expenses increased due to an increase in intangible asset development expenses. Amortization expenses increased as the Company capitalized a portion of the intangible asset development costs.

Net Losses

The company recorded a net loss of $1,198 for the years ended May 31, 2025, and $1,882 for the year ended May 31, 2024. As a result of the factors described above, net loss for the year ended May 31, 2025 decreased by approximately $684, or 36.3%, as compared for the same period for 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2025, the Company had $10,606 in cash and our liabilities were $55,653, comprising $51,372 in accounts payable and $4,281 owed to Olegs Pavlovs, our president.

As of May 31, 2024, the Company had $1,664 in cash and our liabilities were $18,772, comprising $14,512 in accounts payable and $4,260 owed to Olegs Pavlovs, our president.

Since inception to May 31, 2025, we have sold 5,231,135 shares of common stock to our president and shareholders.

Cash Flows from Operating Activities

Net cash used in operating activities was $94,461 for the year ended May 31, 2025, compared with $53,782 used in operating activities during the year ended May 31, 2024.

During the year ended May 31, 2025, the net cash of $94,461 used in operating activities was attributed to net loss of $1,198; decreased by amortization and depreciation expense of $11,287, software in development of $33,000; and increased by accounts payable of $51,372.

During the year ended May 31, 2024, the net cash of $53,782 used in operating activities was attributed to net loss of $1,882; decreased by amortization and depreciation expense of $1,100; and increased by prepaid expenses of $20,000 and software in development of $33,000.

Cash Flows from Investing Activities

For the year ended May 31, 2025, net cash flows provided by or used in investing activities was $71,028, which was attributable to the capitalization of the development of intangible assets.

For the year ended May 31, 2024, net cash flows provided by or used in investing activities was $3,500, which was attributable to website acquisition.

Cash Flows from Financing Activities

For the year ended May 31, 2025, net cash flows provided by financing activities was $14,491, which was attributable to repayments of Notes Payable and net advances received from related parties.

For the year ended May 31, 2024, net cash flows provided by financing activities was $54,946, which was attributable to proceeds from the issuance of common stock and net advances received from related parties.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

LONDAX CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Londax Corp (the ‘Company’) as of May 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity / (deficit) and cash flows for each of the two years in the period ended May 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(3,279), and a negative working capital of $(25,047). The Company currently have limited revenue. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due. These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses and accumulated deficit. Furthermore, the company have generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding by way of a private or public offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 1, 2025

LONDAX CORP.

BALANCE SHEETS

	May 31, 2025 (Audited)	May 31, 2024 (Audited)
ASSETS

Cash	$10,606	$1,664
Prepaid Expenses	20,000	20,000
Software in Development	–	33,000
Total Current Assets	30,606	54,664

Fixed Assets, Net	187	374
Mobile App, Net	21,580	–
Software Development Costs, Net	29,607	–
Website, Net	11,328	2,587
Total Other Assets	62,702	2,961

Total Assets	$93,308	$57,625
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$51,372	$–
Notes Payable	–	14,512
Related Party Loan	4,281	4,260
Total Current Liabilities	55,653	18,772

Common Stock, $0.001 par value, 75,000,000 shares authorized; 5,231,135 and 5,231,135 shares issued and outstanding, respectively	5,231	5,231
Additional Paid-in Capital	35,703	35,703
Accumulated Income (Deficit)	(3,279)	(2,081)
Total Stockholders’ Equity	37,655	38,853

Total Liabilities and Stockholders’ Equity	$93,308	$57,625

The accompanying notes are an integral part of these financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

Years ended May 31, 2025 and 2024

	Year ended May 31, 2025 (Audited)	Year ended May 31, 2024 (Audited)

REVENUES	$66,410	$25,297
Cost of sales	12,000	–
GROSS PROFIT	54,410	25,297

OPERATING EXPENSES
Amortization and Depreciation Expense	11,287	1,100
General and Administrative Expenses	26,932	4,271
Professional Fees	17,389	21,808
TOTAL OPERATING EXPENSES	55,608	27,179

NET INCOME /(LOSS) FROM OPERATIONS	(1,198)	(1,882)

PROVISION FOR INCOME TAXES	–	–

NET INCOME /(LOSS)	$(1,198)	$(1,882)

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,231,135	4,408,238

The accompanying notes are an integral part of these financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended May 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Loss for the year ended May 31, 2025	–	–	–	(1,198)	(1,198)

Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655

Inception, May 31, 2023	4,000,000	$4,000	$–	$(199)	$3,801

Common stock issued for cash	1,231,135	1,231	35,703	–	36,934
Net Loss for the year ended May 31, 2024	–	–	–	(1,882)	(1,882)

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

The accompanying notes are an integral part of these financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

Years ended May 31, 2025 and 2024

	Year ended May 31, 2025 (Audited)	Year ended May 31, 2024 (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,198)	$(1,882)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	11,287	1,100
Prepaid Expenses	–	(20,000)
Software in Development	33,000	(33,000)
Accounts Payable	51,372	–
CASH FLOWS USED IN OPERATING ACTIVITIES	94,461	(53,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	(36,828)	–
Mobile App	(23,000)	–
Website	(11,200)	(3,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(71,028)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	(14,512)	14,512
Proceeds from the Issuance of Common Stock	–	36,934
Related Party Loan	21	3,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(14,491)	54,946

Net increase (decrease) in cash and equivalents	8,942	(2,336)
Cash and equivalents at beginning of the period	1,664	4,000
Cash and equivalents at end of the period	$10,606	$1,664

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

LONDAX CORP.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED MAY 31, 2025

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

As reflected in the financial statements, the Company had an accumulated loss of $3,279 as of May 31, 2025, a net loss of $1,198 for the year ended May 31, 2025. The Company has Related Party Loan on a balance sheet of $4,281 as of May 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is May 31.

Development Stage Company

The Company is a development stage company as defined in the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to the Company’s president Olegs Pavlovs. The Company owes $4,281 in Related Party Loan currently to president as per Incorporation expenses of May 31, 2025.

Website, Mobile Application and Software Development Costs

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

As of May 31, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – FIXED ASSETS

As of May 31, 2025, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $374 as of May 31, 2025.

Note 5 – INTANGIBLE ASSETS

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $2,079 as of May 31, 2025.

In November 2024 the Company completed the development of another website to advertise its services. The total cost of the website development was $8,855. On November 30, 2024, the Company capitalized $7,700 of the website development costs. Amortization expense of the website was $1,283 as of May 31, 2025.

Additionally, in May 2025 we introduced a new website to promote services for Android mobile application users. The total cost of the website development was $7,500. On May 29, 2025, the Company capitalized $3,500 of the website development costs. Amortization expense of the website was $9 as of May 31, 2025.

In February 2025 the Company completed the development of mobile application. The total cost of the mobile application development was $17,029. On February 15, 2025, the Company capitalized $14,000 of the mobile application development costs. Amortization expense of the mobile application was $1,347 as of May 31, 2025.

In May 2025 we launched our Android mobile application, as the previous version was only available for iOS users. The total cost of the mobile application development was $16,000. On May 23, 2025, the Company capitalized $9,000 of the mobile application development costs. Amortization expense of the mobile application was $73 as of May 31, 2025.

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of May 31, 2025, the total amount of the CRM platform development costs was $28,828. Amortization expense of the CRM platform development costs was $7,207 as of May 31, 2025.

The Company has launched its Interview Kit Generator Program at https://roleform.com/. We created Roleform to help non-technical founders, recruiters, and hiring managers quickly generate high-quality interview questions. It saves time, ensures better candidate evaluation, and improves hiring decisions even without deep expertise in the role. The total cost of the Program is $15,000. On May 30, 2025, the Company capitalized $8,000 of the Program development costs. As of May 31, 2025, the total amount of the Program development costs was $8,000. Amortization expense of the Program development costs was $14 as of May 31, 2025.

The Company believes that the development of its websites, mobile applications, CRM platform and Interview Kit Generator Program will be relevant for 3 years with its constant testing and improvement.

Note 6 – SOFTWARE IN DEVELOPMENT

Software in development primarily consists of prepaid software development costs. These costs are currently recorded as an asset and will be partially capitalized upon the successful completion of the development process, in accordance with applicable accounting standards. Until completion, these costs are reviewed periodically for impairment.

The balance of Software in Development as of May 31, 2025 and 2024 was $0 and $33,000, respectively.

Note 7 – RELATED PARTY LOAN

As of May 31, 2025, the Company owed $4,281 to the Company’s president for the Company’s working capital purposes. The amount is outstanding and payable upon request.

Note 8 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 31, 2023 the Company issued 4,000,000 shares of common stock to our president for consideration of $4,000 at par value $0.001 per share.

In January 2024 the Company issued 705,203 shares of common stock for consideration of $21,156 at par value $0.03 per share.

In February 2024 the Company issued 420,200 shares of common stock for consideration of $12,606 at par value $0.03 per share.

In March 2024 the Company issued 105,732 shares of common stock for consideration of $3,172 at par value $0.03 per share.

There were 5,231,135 and 5,231,135 shares of common stock issued and outstanding as of May 31, 2025 and 2024.

Note 9 – COMMITMENTS AND CONTINGENCIES

Our president have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to May 31, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than as described below.

On July 31, 2025, Olegs Pavlovs, president and director of Londax Corp., decided to cancel 3,000,000 of his restricted shares. The cancellation was made without any compensation or consideration, and in the best interest of the Company. This action resulted in a material change to the Company's capital structure and a reduction in total outstanding shares, impacting the Company’s reported shareholder equity and ownership distribution. The cancellation is effective as of July 31, 2025.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In June 2024 the Company changed its independent registered public accounting firm from BF Borgers CPA PC to Boladale Lawal & Co. There were no disagreements between the parties.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of May 31, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended May 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended May 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Positions
Olegs Pavlovs Puces iela 47, Riga, Latvia LV-1082	53	President, Secretary, Treasurer and Director

Ani Vashakidze Lepju 8/4, Riga, Latvia, LV1016	27	Director

Georgi Loloshvili Silikatu 7A, Riga, Latvia, LV1016	22	Director

Olegs Pavlovs

Olegs Pavlovs has acted as our President, Secretary, Treasurer and Director since our incorporation on May 19, 2023. Mr. Pavlovs owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Pavlovs was going to be our President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors. Mr. Pavlovs has an MBA degree in The RISEBA University of Applied Sciences. Since 1997 till 2020, he worked on the top management positions at SIA “Venden”. Since 2011 to 2021, he worked as a CEO at “Scandinavian Innovation Group”. We believe that Mr. Pavlovs’s specific experience, qualifications and skills will enable to develop our business.

Ani Vashakidze

On August 7, 2025, Ms. Ani Vashakidze appointed as a director of the Company. Ms. Vashakidze, age 27, has experience as the marketing director. Ani Vashakidze holds a Bachchelors’s Degree in Marketing from International Black Sea University, Tbilisi, Georgia. Ms. Vashakidze, has worked as an independent marketing consultant, acting in the capacity of Marketing Director for various clients in the field of IT and e-commerce across Georgia and Latvia, from June 2023 to August 2025. We believe that Ani Vashakidze’s diverse experience, qualifications, and skills will significantly contribute to the growth and development of our business

Georgi Loloshvili

On July 11, 2025, Mr. Georgi Loloshvili appointed as a director of the Company.  Mr. Georgi Loloshvili, age 22, has experience as the owner of an IT company. Mr.Loloshvili received his Bachelors Degree in Computer Science from Georgian Technocal University, Tbilisi, Georgia. Giorgi Loloshvili has acted as the owner of GEOLAT Company from February 2023 to August 2025. We believe that Giorgi Loloshvili’s experience, qualifications, and skills provide a strong foundation for contributing to and developing our business.

During the past ten years, our directors have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which one of our directors was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting our directors’ involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action n), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, and two of them are qualified as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us.

In addition, our board of directors has not made a subjective determination as to our directors that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding to our director’s business and personal activities and relationships as they may relate to our management and us.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our directors for the fiscal years May 31, 2025 and 2024:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Olegs Pavlovs,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Director, Treasurer and Secretary	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Georgi Loloshvili,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ani Vashakidze,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Our officers and directors receive no compensation for his services at this time.

EMPLOYMENT AGREEMENTS

There are no current employment agreements between the company and its officers.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company’s board of directors has not adopted any formal policy, predetermined schedule, or plan governing the timing of option or stock appreciation right grants. Accordingly, the board does not follow any set practice as to when such awards are granted.

The board of directors (and the compensation committee, where applicable) does not take material nonpublic information into account when determining the timing or terms of option or stock appreciation right awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the last completed fiscal year, the Company did not grant any options or stock appreciation rights to named executive officers within the period beginning four business days before and ending one business day after the disclosure of material nonpublic information. Therefore, the tabular disclosure required by Item 402(x)(2) of Regulation S-K is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of September 2, 2025, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Olegs Pavlovs Puces iela 47, Riga, Latvia LV-1082	1,000,000 shares of common stock	45%

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

Percent of class is calculated on the basis of the number of fully diluted shares outstanding on September 2, 2025 (2,231,135).

Item 13. Certain Relationships and Related Transactions.

On May 31, 2023, we issued a total of 4,000,000 shares of restricted common stock to Olegs Pavlovs, our president in consideration of $4,000.

Further, Mr. Pavlovs has advanced funds to us. As of May 31, 2025, Mr. Pavlovs advanced us $4,281. The Company agrees to repay this loan upon request, from revenues of operations if and when we generate sufficient revenues to pay the obligation.

Item 14. Principal Accountant Fees and Services.

We incurred approximately $13,749 for the fiscal year ended May 31, 2025 and $13,425 for the fiscal year ended May 31, 2024, in fees to our principal independent accountants, Boladale Lawal & Co, and our former principal independent accountants, BF Borgers CPA PC, for professional services rendered in connection with annual audit and quarterly reviews.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Number	Description

19	Policy Regarding Insider Trading

23.1	Consent of Registered Independent Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-K has been formatted in Inline XBRL

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONDAX CORP.

Date: September 2, 2025	By:	/s/	Olegs Pavlovs
		Name:	Olegs Pavlovs
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Olegs Pavlovs Olegs Pavlovs	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	September 2, 2025

/s/ Georgi Loloshvili Georgi Loloshvili	Director	September 2, 2025

/s/ Ani Vashakidze Ani Vashakidze	Director	September 2, 2025

