Form 10-Q
period 2025-08-31
Londax Corp.
filed 2025-10-20
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

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

Yiangou Potamiti 27, Limassol
Cyprus, 3010

+371 29591676

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,231,135 common shares issued and outstanding as of October 20, 2025.

LONDAX CORP.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

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

LONDAX CORP.

BALANCE SHEETS

	August 31, 2025 (Unaudited)	May 31, 2025 (Audited)
ASSETS

Cash	$24,602	$10,606
Prepaid Expenses	20,000	20,000
Total Current Assets	44,602	30,606

Fixed Assets, Net	140	187
Mobile App, Net	19,664	21,580
Software Development Costs, Net	26,538	29,607
Website, Net	10,103	11,328
Total Other Assets	56,445	62,702

Total Assets	$101,047	$93,308
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$40,540	$51,372
Deferred Income	30,514	–
Related Party Loan	4,281	4,281
Total Current Liabilities	75,335	55,653

Common Stock, $0.001 par value, 75,000,000 shares authorized; 2,231,135 and 5,231,135 shares issued and outstanding, respectively	2,231	5,231
Additional Paid-in Capital	38,703	35,703
Accumulated Income (Deficit)	(15,222)	(3,279)
Total Stockholders’ Equity	25,712	37,655

Total Liabilities and Stockholders’ Equity	$101,047	$93,308

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

Three months ended August 31, 2025 and 2024 (Unaudited)

	Three months ended August 31, 2025 (Unaudited)	Three months ended August 31, 2024 (Unaudited)

REVENUES	$3,107	$25,708
Cost of sales	–	–
GROSS PROFIT	3,107	25,708

OPERATING EXPENSES
Amortization and Depreciation Expense	6,257	338
General and Administrative Expenses	151	4,627
Professional Fees	8,440	10,446
TOTAL OPERATING EXPENSES	14,848	15,411

NET INCOME /(LOSS) FROM OPERATIONS	(11,741)	10,297

OTHER EXPENSES	202	–

PROVISION FOR INCOME TAXES	–	–

NET INCOME /(LOSS)	$(11,943)	$10,297

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,231,135	5,231,135

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended August 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655

Cancellation of common stock	(3,000,000)	(3,000)	3,000	–	–
Net Loss for the three months ended August 31, 2025	–	–	–	(11,943)	(11,943)

Balance, August 31, 2025	2,231,135	$2,231	$38,703	$(15,222)	$25,712

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Income for the three months ended August 31, 2024	–	–	–	10,297	10,297

Balance, August 31, 2024	5,231,135	$5,231	$35,703	$8,216	$49,150

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

Three months ended August 31, 2025 and 2024 (Unaudited)

	Three months ended August 31, 2025 (Unaudited)	Three months ended August 31, 2024 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(11,943)	$10,297
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	6,257	338
Project-In-Progress	–	33,000
Accounts Payable	(10,832)	–
Deferred Income	30,514	–
CASH FLOWS USED IN OPERATING ACTIVITIES	13,996	43,635

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	–	(28,828)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(28,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	–	(14,512)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	(14,512)

Net increase (decrease) in cash and equivalents	13,996	295
Cash and equivalents at beginning of the period	10,606	1,664
Cash and equivalents at end of the period	$24,602	$1,959

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2025 AND 2024 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Londax Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on May 19, 2023. We are a Software Development company that offers Consulting services.

Our office is located at Yiangou Potamiti 27, Limassol, Cyprus 3010.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated loss of $15,222 as of August 31, 2025, a net loss of $11,943 for the three months period ended August 31, 2025. The Company has Related Party Loan on a balance sheet of $4,281 as of August 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is May 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended May 31, 2025.

Development Stage Company

The Company is a development stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

On July 31, 2025, Olegs Pavlovs, president and director of Londax Corp., decided to cancel 3,000,000 of his restricted shares. The Company owes $4,281 in Related Party Loan currently to director as per Incorporation expenses of August 31, 2025.

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

As of August 31, 2025, and May 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – FIXED ASSETS

As of August 31, 2025, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $421 as of August 31, 2025.

NOTE 5 – INTANGIBLE ASSETS

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $2,371 as of August 31, 2025.

In November 2024 the Company completed the development of another website to advertise its services. The total cost of the website development was $8,855. On November 30, 2024, the Company capitalized $7,700 of the website development costs. Amortization expense of the website was $1,925 as of August 31, 2025.

Additionally, in May 2025 we introduced a new website to promote services for Android mobile application users. The total cost of the website development was $7,500. On May 29, 2025, the Company capitalized $3,500 of the website development costs. Amortization expense of the website was $302 as of August 31, 2025.

In February 2025 the Company completed the development of mobile application. The total cost of the mobile application development was $17,029. On February 15, 2025, the Company capitalized $14,000 of the mobile application development costs. Amortization expense of the mobile application was $2,514 as of August 31, 2025.

In May 2025 we launched our Android mobile application, as the previous version was only available for iOS users. The total cost of the mobile application development was $16,000. On May 23, 2025, the Company capitalized $9,000 of the mobile application development costs. Amortization expense of the mobile application was $823 as of August 31, 2025.

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of August 31, 2025, the total amount of the CRM platform development costs was $28,828. Amortization expense of the CRM platform development costs was $9,609 as of August 31, 2025.

The Company has launched its Interview Kit Generator Program at https://roleform.com/. We created Roleform to help non-technical founders, recruiters, and hiring managers quickly generate high-quality interview questions. It saves time, ensures better candidate evaluation, and improves hiring decisions even without deep expertise in the role. The total cost of the Program is $15,000. On May 30, 2025, the Company capitalized $8,000 of the Program development costs. As of August 31, 2025, the total amount of the Program development costs was $8,000. Amortization expense of the Program development costs was $681 as of August 31, 2025.

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

The balance of Software in Development as of August 31, 2025 and May 31, 2025, was $0.

NOTE 7 – RELATED PARTY LOAN

As of August 31, 2025, the Company owed $4,281 to the Company’s president for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 8 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 31, 2023, the Company issued 4,000,000 shares of common stock to our president for consideration of $4,000 at par value $0.001 per share.

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

There were 2,231,135 and 5,231,135 shares of common stock issued and outstanding as of August 31, 2025, and May 31, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our president have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other thanthat on October 14, 2025, Olegs Pavlovs resigned as a member of the Board of Directors of Londax Corp. Mariami Togonidze was appointed on October 14, 2025 as the member of the Board of Directors of the Company. Giorgi Loloshvili was appointed as the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer on October 14, 2025.

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

Our principal executive office is located at Yiangou Potamiti 27, Limassol, Cyprus 3010. Our phone number is +371 29591676.

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

Employees; Identification of Certain Significant Employees.

We have no employees other than our president,, who currently devotes approximately twenty hours per week to company matters.

Government Regulation

Our principal office is located in Cyprus and we are intending to operate in EU (European Union). We are might be subject of following EU governmental regulations:

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

Offices

Our business office is located at Yiangou Potamiti 27, Limassol, Cyprus 3010. This address was provided by our president, Mr. Pavlovs. Our telephone number is +371 29591676.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended August 31, 2025 and 2024:

Revenue

For the three months ended August 31, 2025 and 2024, the Company generated total revenue of $3,107 and $25,708, respectively, from providing services to its customers. Revenue decreased by approximately $22,601, or 87.9%, for the three months ended August 31, 2025, compared to the same period in 2024. The decrease was mainly due to a shift in the Company's revenue model. In the current period, revenue was recognized from an annual subscription service, which recognizes revenue ratably over the subscription term. In contrast, revenue for the same period in the prior year was derived from a one-time service, which was recognized fully at the time of sale. This change resulted in lower revenue recognition in the current period despite ongoing service delivery.

Cost of sales

Cost of sales for the three months ended August 31, 2025 and 2024 was $0.

Operating expenses

Total operating expenses for the three months ended August 31, 2025 were $14,848 ($15,411 for the three months ended August 31, 2024) consisting of amortization and depreciation expense of $6,257 ($338for the three months ended August 31, 2024); general and administrative expenses of $151 ($4,627 for the three months ended August 31, 2024); professional fees of $8,440 ($10,446 for the three months ended August 31, 2024). Operating expenses decreased by approximately $563, or 3.7%, for the three months ended August 31, 2025 as compared to the same period of 2024. The slight decrease in total operating expenses was primarily driven by lower general and administrative expenses and a reduction in professional fees, partially offset by an increase in amortization and depreciation expenses.

Other Expenses

The total other expenses for the three months ended August 31, 2025 and 2024 were $202 and $0, respectively. Other expenses included foreign exchange loss.

Net Income (Losses)

The company recorded a net loss of $11,943 for the three months ended August 31, 2025, and a net income of $10,297 for the three months ended August 31, 2024. As a result of the factors described above, net loss for the three months ended August 31, 2025 decreased by approximately $22,240, or 216%, as compared for the same period for 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2025, the Company had $24,602 in cash and our liabilities were $75,335, comprising $40,540 in accounts payable, $30,514 in deferred income and $4,281 owed to Olegs Pavlovs, our president.

As of May 31, 2025, the Company had $10,606 in cash and our liabilities were $55,653, comprising $51,372 in accounts payable and $4,281 owed to Olegs Pavlovs, our president.

Since inception, we have sold 5,231,135 shares of common stock to our president and shareholders. On July 31, 2025, Olegs Pavlovs, president of the Company, decided to cancel 3,000,000 of his restricted shares.

Cash Flows from Operating Activities

Net cash used in operating activities was $13,996 for the three months ended August 31, 2025, compared with $43,635 used in operating activities during the three months ended August 31, 2024.

During the three months ended August 31, 2025, the net cash of $13,996 used in operating activities was attributed to net loss of $11,943; decreased by amortization and depreciation expense of $6,257, accounts payable of $10,832; and increased by deferred income of $30,514.

During the three months ended August 31, 2024, the net cash of $43,635 used in operating activities was attributed to net income of $10,297; decreased by amortization and depreciation expense of $338 and software in development of $33,000.

Cash Flows from Investing Activities

For the three months ended August 31, 2025, net cash flows provided by or used in investing activities was $0.

For the three months ended August 31, 2024, net cash flows provided by or used in investing activities was $28,828, which was attributable to the capitalization of the development of intangible assets.

Cash Flows from Financing Activities

For the three months ended August 31, 2025, net cash flows provided by financing activities was $0.

For the three months ended August 31, 2024, net cash flows provided by financing activities was $14,512, which was attributable to the repayment of notes payable.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues is $1 billion, (ii) the date that we become a “large accelerated filer”as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As of the date of these financial statements, the current funds available to the Company should be sufficient to continue maintaining our reporting status for a minimum period of 12 months from the date of this statement or until we raise funds from this offering, whichever occurs earlier.

In case our short-term expenses exceed our expectations, the company’s president, Olegs Pavlovs, has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. We believe that we will obtain this loan from our president as he is the majority owner of the company and therefore has an incentive to finance us.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LONDAX CORP.

Date: October 20, 2025	By:		/s/ Giorgi Loloshvili
		Name:	Giorgi Loloshvili
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Giorgi Loloshvili Giorgi Loloshvili	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	October 20, 2025

/s/ Mariami Togonidze Mariami Togonidze	Director	October 20, 2025

/s/ Ani Vashakidze Ani Vashakidze	Director	October 20, 2025

