Form 10-Q
period 2025-11-30
Londax Corp.
filed 2026-01-14
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,231,135 common shares issued and outstanding as of January 14, 2026.

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

LONDAX CORP.

BALANCE SHEETS

	November 30, 2025 (Unaudited)	May 31, 2025 (Audited)
ASSETS

Cash	$13,951	$10,606
Prepaid Expenses	14,685	20,000
Total Current Assets	28,636	30,606

Fixed Assets, Net	93	187
Mobile App, Net	17,747	21,580
Software Development Costs, Net	23,469	29,607
Website, Net	8,878	11,328
Total Other Assets	50,187	62,702

Total Assets	$78,823	$93,308
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts Payable	$39,143	$51,372
Deferred Income	22,109	–
Related Party Loan	20,301	4,281
Total Current Liabilities	81,553	55,653

Common Stock, $0.001 par value, 75,000,000 shares authorized; 2,231,135 and 5,231,135 shares issued and outstanding, respectively	2,231	5,231
Additional Paid-in Capital	38,703	35,703
Accumulated Income/(Deficit)	(43,664)	(3,279)
Total Stockholders’ Equity/(Deficit)	(2,730)	37,655

Total Liabilities and Stockholders’ Equity/(Deficit)	$78,823	$93,308

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

Three and Six months ended November 30, 2025 and 2024 (Unaudited)

	Three months ended November 30, 2025 (Unaudited)	Three months ended November 30, 2024 (Unaudited)	Six months ended November 30, 2025 (Unaudited)	Six months ended November 30, 2024 (Unaudited)

REVENUES	$8,405	$27,537	$11,513	$53,245
Cost of sales	–	9,000	–	9,000
GROSS PROFIT	8,405	18,537	11,513	44,245

OPERATING EXPENSES
Amortization and Depreciation Expense	6,258	2,741	12,515	3,079
General and Administrative Expenses	82	1,065	233	5,692
Professional Fees	30,659	2,278	39,099	12,724
TOTAL OPERATING EXPENSES	36,999	6,084	51,847	21,495

NET INCOME /(LOSS) FROM OPERATIONS	(28,594)	12,453	(40,334)	22,750

OTHER INCOME/(EXPENSES)	152	–	(51)	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME /(LOSS)	$(28,442)	$12,453	$(40,385)	$22,750

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$0.00	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,231,135	5,231,135	2,231,135	5,231,135

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

Three and Six months ended November 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655

Cancellation of common stock	(3,000,000)	(3,000)	3,000	–	–
Net Loss for the three months ended August 31, 2025	–	–	–	(11,943)	(11,943)

Balance, August 31, 2025	2,231,135	$2,231	$38,703	$(15,222)	$25,712

Net Loss for the three months ended November 30, 2025	–	–	–	(28,442)	(28,442)

Balance, November 30, 2025	2,231,135	$2,231	$38,703	$(43,664)	$(2,730)

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Income for the three months ended August 31, 2024	–	–	–	10,297	10,297

Balance, August 31, 2024	5,231,135	$5,231	$35,703	$8,216	$49,150

Net Income for the three months ended November 30, 2024	–	–	–	12,453	12,453

Balance, November 30, 2024	5,231,135	$5,231	$35,703	$20,669	$61,603

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

Six months ended November 30, 2025 and 2024 (Unaudited)

	Six months ended November 30, 2025 (Unaudited)	Six months ended November 30, 2024 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(40,385)	$22,750
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	12,515	3,079
Accounts Receivable	–	(9,604)
Prepaid Expenses	5,315	–
Project-In-Progress	–	15,815
Accounts Payable	(12,229)	17,855
Deferred Income	22,109	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,675)	49,895

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	–	(28,828)
Website	–	(7,700)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(36,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	16,020	–
Notes Payable	–	(14,512)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,020	(14,512)

Net increase (decrease) in cash and equivalents	3,345	(1,145)
Cash and equivalents at beginning of the period	10,606	1,664
Cash and equivalents at end of the period	$13,951	$519

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024 (UNAUDITED)

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

As reflected in the financial statements, the Company had an accumulated loss of $43,664 as of November 30, 2025, a net loss of $40,385 for the six months period ended November 30, 2025. The Company has Related Party Loan on a balance sheet of $20,301 as of November 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 31, 2025, Olegs Pavlovs, president and director of Londax Corp., decided to cancel 3,000,000 of his restricted shares. The Company owes $20,301 in Related Party Loan currently to director as per Incorporation expenses of November 30, 2025.

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

As of November 30, 2025, and May 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – FIXED ASSETS

As of November 30, 2025, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $968 as of November 30, 2025.

NOTE 5 – INTANGIBLE ASSETS

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $2,663 as of November 30, 2025.

In November 2024 the Company completed the development of another website to advertise its services. The total cost of the website development was $8,855. On November 30, 2024, the Company capitalized $7,700 of the website development costs. Amortization expense of the website was $2,567 as of November 30, 2025.

Additionally, in May 2025 we introduced a new website to promote services for Android mobile application users. The total cost of the website development was $7,500. On May 29, 2025, the Company capitalized $3,500 of the website development costs. Amortization expense of the website was $593 as of November 30, 2025.

In February 2025 the Company completed the development of mobile application. The total cost of the mobile application development was $17,029. On February 15, 2025, the Company capitalized $14,000 of the mobile application development costs. Amortization expense of the mobile application was $3,681 as of November 30, 2025.

In May 2025 we launched our Android mobile application, as the previous version was only available for iOS users. The total cost of the mobile application development was $16,000. On May 23, 2025, the Company capitalized $9,000 of the mobile application development costs. Amortization expense of the mobile application was $1,573 as of November 30, 2025.

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of November 30, 2025, the total amount of the CRM platform development costs was $28,828. Amortization expense of the CRM platform development costs was $12,012 as of November 30, 2025.

The Company has launched its Interview Kit Generator Program at https://roleform.com/. We created Roleform to help non-technical founders, recruiters, and hiring managers quickly generate high-quality interview questions. It saves time, ensures better candidate evaluation, and improves hiring decisions even without deep expertise in the role. The total cost of the Program is $15,000. On May 30, 2025, the Company capitalized $8,000 of the Program development costs. As of November 30, 2025, the total amount of the Program development costs was $8,000. Amortization expense of the Program development costs was $1,348 as of November 30, 2025.

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

The balance of Software in Development as of November 30, 2025 and May 31, 2025, was $0.

NOTE 7 – RELATED PARTY LOAN

As of November 30, 2025, the Company owed $20,301 to the Company’s president for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

There were 2,231,135 and 5,231,135 shares of common stock issued and outstanding as of November 30, 2025, and May 31, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Our president have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to November 30, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Employees; Identification of Certain Significant Employees.

We have no employees other than our president, who currently devotes approximately twenty hours per week to company matters.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended November 30, 2025 and 2024:

Revenue

For the three months ended November 30, 2025 and 2024, the Company generated total revenue of $8,405 and $27,537, respectively, from providing services to its customers. Revenue decreased by approximately $19,132, or 69%, for the three months ended November 30, 2025, compared to the same period in 2024. The decrease was mainly due to a shift in the Company's revenue model. In the current period, revenue was recognized from an annual subscription service, which recognizes revenue ratably over the subscription term. In contrast, revenue for the same period in the prior year was derived from a one-time service, which was recognized fully at the time of sale. This change resulted in lower revenue recognition in the current period despite ongoing service delivery.

Cost of sales

Cost of sales for the three months ended November 30, 2025 and 2024 was $0 and $9,000, respectively.

Operating expenses

Total operating expenses for the three months ended November 30, 2025 were $36,999 ($6,084 for the three months ended November 30, 2024) consisting of amortization and depreciation expense of $6,258 ($2,741 for the three months ended November 30, 2024); general and administrative expenses of $82 ($1,065 for the three months ended November 30, 2024); professional fees of $30,659 ($2,278 for the three months ended November 30, 2024). Operating expenses increased by approximately $30,915, or 508%, for the three months ended November 30, 2025 as compared to the same period of 2024. The increase in total operating expenses was primarily driven by higher professional fees and amortization and depreciation expenses.

Other Expenses

The total other income for the three months ended November 30, 2025 and 2024 were $152 and $0, respectively. Other income included foreign exchange gain.

Net Income (Losses)

The company recorded a net loss of $28,442 for the three months ended November 30, 2025, and a net income of $12,453 for the three months ended November 30, 2024. As a result of the factors described above, net loss for the three months ended November 30, 2025 increased by approximately $40,895, or 328%, as compared for the same period for 2024.

Results of Operations for the six months ended November 30, 2025 and 2024:

Revenue

For the six months ended November 30, 2025 and 2024, the Company generated total revenue of $11,513 and $53,245, respectively, from providing services to its customers. Revenue decreased by approximately $41,732, or 78%, for the six months ended November 30, 2025, compared to the same period in 2024. The decrease was mainly due to a shift in the Company's revenue model. In the current period, revenue was recognized from an annual subscription service, which recognizes revenue ratably over the subscription term. In contrast, revenue for the same period in the prior year was derived from a one-time service, which was recognized fully at the time of sale. This change resulted in lower revenue recognition in the current period despite ongoing service delivery.

Cost of sales

Cost of sales for the six months ended November 30, 2025 and 2024 was $0 and $9,000, respectively.

Operating expenses

Total operating expenses for the six months ended November 30, 2025 were $51,847 ($21,495 for the six months ended November 30, 2024) consisting of amortization and depreciation expense of $12,515 ($3,079 for the six months ended November 30, 2024); general and administrative expenses of $233 ($5,692 for the six months ended November 30, 2024); professional fees of $39,099 ($12,724 for the six months ended November 30, 2024). Operating expenses increased by approximately $30,352, or 141%, for the six months ended November 30, 2025 as compared to the same period of 2024. The increase in total operating expenses was primarily driven by higher professional fees and amortization and depreciation expenses.

Other Expenses

The total other expenses for the six months ended November 30, 2025 and 2024 were $51 and $0, respectively. Other expenses included foreign exchange loss.

Net Income (Losses)

The company recorded a net loss of $40,385 for the six months ended November 30, 2025, and a net income of $22,750 for the six months ended November 30, 2024. As a result of the factors described above, net loss for the six months ended November 30, 2025 increased by approximately $63,135, or 278%, as compared for the same period for 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2025, the Company had $13,951 in cash and our liabilities were $81,553, comprising $39,143 in accounts payable, $22,109 in deferred income and $20,301 owed to Olegs Pavlovs, our president.

As of May 31, 2025, the Company had $10,606 in cash and our liabilities were $55,653, comprising $51,372 in accounts payable and $4,281 owed to Olegs Pavlovs, our president.

Since inception, we have sold 5,231,135 shares of common stock to our president and shareholders. On July 31, 2025, Olegs Pavlovs, president of the Company, decided to cancel 3,000,000 of his restricted shares.

Cash Flows from Operating Activities

Net cash used in operating activities was $12,675 for the six months ended November 30, 2025, compared with $49,895 used in operating activities during the six months ended November 30, 2024.

During the six months ended November 30, 2025, the net cash of $12,675 used in operating activities was attributed to net loss of $40,385; decreased by amortization and depreciation expense of $12,515; prepaid expenses of $5,315; accounts payable of $12,229; and increased by deferred income of $22,109.

During the six months ended November 30, 2024, the net cash of $49,895 used in operating activities was attributed to net income of $22,750; decreased by amortization and depreciation expense of $3,079; accounts receivable of $9,604; software in development of $15,815; and accounts payable of $17,855.

Cash Flows from Investing Activities

For the six months ended November 30, 2025, net cash flows provided by or used in investing activities was $0.

For the six months ended November 30, 2024, net cash flows provided by or used in investing activities was $36,528, which was attributable to the capitalization of the development of intangible assets.

Cash Flows from Financing Activities

For the six months ended November 30, 2025, net cash flows provided by financing activities was $16,020, was attributable to net advances received from related parties.

For the six months ended November 30, 2024, net cash flows provided by financing activities was $14,512, which was attributable to the repayment of notes payable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONDAX CORP.

Date: January 14, 2026	By:		/s/ Giorgi Loloshvili
		Name:	Giorgi Loloshvili
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Giorgi Loloshvili Giorgi Loloshvili	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	January 14, 2026

/s/ Mariami Togonidze Mariami Togonidze	Director	January 14, 2026

/s/ Ani Vashakidze Ani Vashakidze	Director	January 14, 2026

