Form 10-Q
period 2026-02-28
Londax Corp.
filed 2026-04-07
CIK 1985554

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2026

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,231,135 common shares issued and outstanding as of April 7, 2026.

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

LONDAX CORP.

BALANCE SHEETS

	February 28, 2026 (Unaudited)	May 31, 2025 (Audited)
ASSETS

Cash	$13,951	$10,606
Prepaid Expenses	10,680	20,000
Total Current Assets	24,631	30,606

Fixed Assets, Net	47	187
Mobile App, Net	15,830	21,580
Software Development Costs, Net	20,400	29,607
Website, Net	7,653	11,328
Total Other Assets	43,930	62,702

Total Assets	$68,561	$93,308
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts Payable	$807	$51,372
Deferred Income	13,703	–
Related Party Loan	49,485	4,281
Total Current Liabilities	63,995	55,653

Common Stock, $0.001 par value, 75,000,000 shares authorized; 2,231,135 and 5,231,135 shares issued and outstanding, respectively	2,231	5,231
Additional Paid-in Capital	38,703	35,703
Accumulated Income/(Deficit)	(36,368)	(3,279)
Total Stockholders’ Equity/(Deficit)	4,566	37,655

Total Liabilities and Stockholders’ Equity/(Deficit)	$68,561	$93,308

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF OPERATIONS

Three and Nine months ended February 28, 2026 and 2025 (Unaudited)

	Three months ended February 28, 2026 (Unaudited)	Three months ended February 28, 2025 (Unaudited)	Nine months ended February 28, 2026 (Unaudited)	Nine months ended February 28, 2025 (Unaudited)

REVENUES	$8,405	$13,165	$19,918	$66,410
Cost of sales	–	3,000	–	12,000
GROSS PROFIT	8,405	10,165	19,918	54,410

OPERATING EXPENSES
Amortization and Depreciation Expense	6,257	3,563	18,772	6,642
General and Administrative Expenses	–	3,224	233	8,916
Professional Fees	6,852	2,076	45,951	14,800
TOTAL OPERATING EXPENSES	13,109	8,863	64,956	30,358

NET INCOME /(LOSS) FROM OPERATIONS	(4,704)	1,302	(45,038)	24,052

OTHER INCOME/(EXPENSES)	12,000	–	11,949	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME /(LOSS)	$7,296	$1,302	$(33,089)	$24,052

NET INCOME /(LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,231,135	5,231,135	2,231,135	5,231,135

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

Three and Nine months ended February 28, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655

Cancellation of common stock	(3,000,000)	(3,000)	3,000	–	–
Net Loss for the three months ended August 31, 2025	–	–	–	(11,943)	(11,943)

Balance, August 31, 2025	2,231,135	$2,231	$38,703	$(15,222)	$25,712

Net Loss for the three months ended November 30, 2025	–	–	–	(28,442)	(28,442)

Balance, November 30, 2025	2,231,135	$2,231	$38,703	$(43,664)	$(2,730)

Net Income for the three months ended February 28, 2026	–	–	–	7,296	7,296

Balance, February 28, 2026	2,231,135	$2,231	$38,703	$(36,368)	$4,566

Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853

Net Income for the three months ended August 31, 2024	–	–	–	10,297	10,297

Balance, August 31, 2024	5,231,135	$5,231	$35,703	$8,216	$49,150

Net Income for the three months ended November 30, 2024	–	–	–	12,453	12,453

Balance, November 30, 2024	5,231,135	$5,231	$35,703	$20,669	$61,603

Net Income for the three months ended February 28, 2025	–	–	–	1,302	1,302

Balance, February 28, 2025	5,231,135	$5,231	$35,703	$21,971	$62,905

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

STATEMENTS OF CASH FLOWS

Three and Nine months ended February 28, 2026 and 2025 (Unaudited)

	Nine months ended February 28, 2026 (Unaudited)	Nine months ended February 28, 2025 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(33,089)	$24,052
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and Depreciation Expense	18,772	6,642
Prepaid Expenses	9,320	–
Project-In-Progress	–	33,000
Accounts Payable	(50,565)	12,827
Deferred Income	13,703	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(41,859)	76,521

CASH FLOWS FROM INVESTING ACTIVITIES
Software Development Costs	–	(28,828)
Mobile App	–	(14,000)
Website	–	(7,700)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(50,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	45,204	21
Notes Payable	–	(14,512)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,204	(14,491)

Net increase (decrease) in cash and equivalents	3,345	11,502
Cash and equivalents at beginning of the period	10,606	1,664
Cash and equivalents at end of the period	$13,951	$13,166

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

LONDAX CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025 (UNAUDITED)

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

As reflected in the financial statements, the Company had an accumulated loss of $36,368 as of February 28, 2026, a net loss of $33,089 for the nine months period ended February 28, 2026. The Company has Related Party Loan on a balance sheet of $49,485 as of February 28, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 28, 2026, and May 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – FIXED ASSETS

As of February 28, 2026, our fixed assets comprised of $561 in equipment. Depreciation expense of equipment was $514 as of February 28, 2026.

NOTE 5 – INTANGIBLE ASSETS

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $2,954 as of February 28, 2026.

In November 2024 the Company completed the development of another website to advertise its services. The total cost of the website development was $8,855. On November 30, 2024, the Company capitalized $7,700 of the website development costs. Amortization expense of the website was $3,208 as of February 28, 2026.

Additionally, in May 2025 we introduced a new website to promote services for Android mobile application users. The total cost of the website development was $7,500. On May 29, 2025, the Company capitalized $3,500 of the website development costs. Amortization expense of the website was $884 as of February 28, 2026.

In February 2025 the Company completed the development of mobile application. The total cost of the mobile application development was $17,029. On February 15, 2025, the Company capitalized $14,000 of the mobile application development costs. Amortization expense of the mobile application was $4,847 as of February 28, 2026.

In May 2025 we launched our Android mobile application, as the previous version was only available for iOS users. The total cost of the mobile application development was $16,000. On May 23, 2025, the Company capitalized $9,000 of the mobile application development costs. Amortization expense of the mobile application was $2,323 as of February 28, 2026.

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of February 28, 2026, the total amount of the CRM platform development costs was $28,828. Amortization expense of the CRM platform development costs was $14,414 as of February 28, 2026.

The Company has launched its Interview Kit Generator Program at https://roleform.com/. We created Roleform to help non-technical founders, recruiters, and hiring managers quickly generate high-quality interview questions. It saves time, ensures better candidate evaluation, and improves hiring decisions even without deep expertise in the role. The total cost of the Program is $15,000. On May 30, 2025, the Company capitalized $8,000 of the Program development costs. As of February 28, 2026, the total amount of the Program development costs was $8,000. Amortization expense of the Program development costs was $2,014 as of February 28, 2026.

The Company believes that the development of its websites, mobile applications, CRM platform and Interview Kit Generator Program will be relevant for 3 years with its constant testing and improvement.

NOTE 6 – RELATED PARTY LOAN

As of February 28, 2026, the Company owed $49,485 to the Company’s president for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 7 – COMMON STOCK

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

On July 31, 2025, Olegs Pavlovs, former president and director of Londax Corp., decided to cancel 3,000,000 of his restricted shares. The cancellation was made without any compensation or consideration, and in the best interest of the Company.

There were 2,231,135 and 5,231,135 shares of common stock issued and outstanding as of February 28, 2026, and May 31, 2025.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Our president have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to February 28, 2026, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Offices

Our business office is located at Yiangou Potamiti 27, Limassol, Cyprus 3010. This address was provided by our president, Mr. Loloshvili. Our telephone number is +371 29591676.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2026 and 2025:

Revenue

For the three months ended February 28, 2026 and 2025, the Company generated total revenue of $8,405 and $13,165, respectively, from providing services to its customers. Revenue decreased by approximately $4,760, or 36%, for the three months ended February 28, 2026, compared to the same period in 2025. The decrease was mainly due to a shift in the Company's revenue model. In the current period, revenue was recognized from an annual subscription service, which recognizes revenue ratably over the subscription term. In contrast, revenue for the same period in the prior year was derived from a one-time service, which was recognized fully at the time of sale. This change resulted in lower revenue recognition in the current period despite ongoing service delivery.

Cost of sales

Cost of sales for the three months ended February 28, 2026 and 2025 was $0 and $3,000, respectively.

Operating expenses

Total operating expenses for the three months ended February 28, 2026 were $13,109 ($8,863 for the three months ended February 28, 2025) consisting of amortization and depreciation expense of $6,257 ($3,563 for the three months ended February 28, 2025); general and administrative expenses of $0 ($3,224 for the three months ended February 28, 2025); professional fees of $6,852 ($2,076 for the three months ended February 28, 2025). Operating expenses increased by approximately $4,246, or 48%, for the three months ended February 28, 2026 as compared to the same period of 2025. The increase in total operating expenses was primarily driven by higher professional fees and amortization and depreciation expenses.

Other Expenses

The total other income for the three months ended February 28, 2026 and 2025 were $12,000 and $0, respectively. Other income included debt forgiveness.

Net Income (Losses)

The company recorded a net income of $7,296 and $1,302 for the three months ended February 28, 2026 and 2025, respectively. As a result of the factors described above, net income for the three months ended February 28, 2026 increased by approximately $5,994, or 460%, as compared for the same period for 2025.

Results of Operations for the nine months ended February 28, 2026 and 2025:

Revenue

For the nine months ended February 28, 2026 and 2025, the Company generated total revenue of $19,918 and $66,410, respectively, from providing services to its customers. Revenue decreased by approximately $46,492, or 70%, for the nine months ended February 28, 2026, compared to the same period in 2025. The decrease was mainly due to a shift in the Company's revenue model. In the current period, revenue was recognized from an annual subscription service, which recognizes revenue ratably over the subscription term. In contrast, revenue for the same period in the prior year was derived from a one-time service, which was recognized fully at the time of sale. This change resulted in lower revenue recognition in the current period despite ongoing service delivery.

Cost of sales

Cost of sales for the nine months ended February 28, 2026 and 2025 was $0 and $12,000, respectively.

Operating expenses

Total operating expenses for the nine months ended February 28, 2026 were $64,956 ($30,358 for the nine months ended February 28, 2025) consisting of amortization and depreciation expense of $18,772 ($6,642 for the nine months ended February 28, 2025); general and administrative expenses of $233 ($8,916 for the nine months ended February 28, 2025); professional fees of $45,951 ($14,800 for the nine months ended February 28, 2025). Operating expenses increased by approximately $34,598, or 114%, for the nine months ended February 28, 2026 as compared to the same period of 2025. The increase in total operating expenses was primarily driven by higher professional fees and amortization and depreciation expenses.

Other Expenses

The total other expenses for the nine months ended February 28, 2026 and 2025 were $11,949 and $0, respectively. Other income included debt forgiveness of $12,000, and other expenses included foreign exchange loss of $51.

Net Income (Losses)

The company recorded a net loss of $33,089 for the nine months ended February 28, 2026, and a net income of $24,052 for the nine months ended February 28, 2025. As a result of the factors described above, the change represents a decrease in net income of $57,141, or approximately 238%, year over year.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2026, the Company had $13,951 in cash and our liabilities were $63,995, comprising $807 in accounts payable, $13,703 in deferred income and $49,485 owed to our president.

As of May 31, 2025, the Company had $10,606 in cash and our liabilities were $55,653, comprising $51,372 in accounts payable and $4,281 owed to Olegs Pavlovs, our former president.

Since inception, we have sold 5,231,135 shares of common stock to our president and shareholders. On July 31, 2025, Olegs Pavlovs, president of the Company, decided to cancel 3,000,000 of his restricted shares.

Cash Flows from Operating Activities

Net cash used in operating activities was $41,859 for the nine months ended February 28, 2026, compared with $76,521 used in operating activities during the nine months ended February 28, 2025.

During the nine months ended February 28, 2026, the net cash of $41,859 used in operating activities was attributed to net loss of $33,089; decreased by amortization and depreciation expense of $18,772; prepaid expenses of $9,320; accounts payable of $50,565; and increased by deferred income of $13,703.

During the nine months ended February 28, 2025, the net cash of $76,521 used in operating activities was attributed to net income of $24,052; decreased by amortization and depreciation expense of $6,642; accounts receivable of $12,827; software in development of $33,000; and increased by accounts payable of $12,827.

Cash Flows from Investing Activities

For the nine months ended February 28, 2026, net cash flows provided by or used in investing activities was $0.

For the nine months ended February 28, 2025, net cash flows provided by or used in investing activities was $50,528, which was attributable to the capitalization of the development of intangible assets.

Cash Flows from Financing Activities

For the nine months ended February 28, 2026, net cash flows provided by financing activities was $45,204, was attributable to net advances received from related parties.

For the nine months ended February 28, 2025, net cash flows provided by financing activities was $14,491, which was attributable to the repayment of notes payable ($14,512) and net advances received from related parties ($21).

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

In case our short-term expenses exceed our expectations, the company’s former president, Olegs Pavlovs , has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan until minimum required proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. We believe that we will obtain this loan from our president as he is the majority owner of the company and therefore has an incentive to finance us.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONDAX CORP.

Date: April 7, 2026	By:		/s/ Giorgi Loloshvili
		Name:	Giorgi Loloshvili
		Title:	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Giorgi Loloshvili Giorgi Loloshvili	President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	April 7, 2026

/s/ Mariami Togonidze Mariami Togonidze	Director	April 7, 2026

/s/ Ani Vashakidze Ani Vashakidze	Director	April 7, 2026

