Form 10-K
period 2026-05-31
Londax Corp.
filed 2026-09-15
CIK 1985554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-56731

LONDAX CORP.

(Exact name of registrant as specified in its charter)

Wyoming	7371	35-2807931
State or Other Jurisdiction of	Primary Standard Industrial	IRS Employer
Incorporation or Organization	Classification Code Number	Identification Number

201 E. Fifth Street, Suite 1900

Cincinnati, Ohio 45202

(513) 766-9313

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,350,000 common shares issued and outstanding as of September 1, 2026.

i

PART I

Item 1. Business

Overview and Historical Business

Londax Corp. was incorporated in Wyoming on May 19, 2023. During the fiscal year ended May 31, 2026, the Company continued to operate as a development-stage technology company focused on IT consulting services and software development solutions. The Company’s historical principal product, londax.ai, includes customer relationship management, applicant tracking, recruiting workflow and out-staffing functionality. The Company has also developed websites, mobile applications, a CRM platform and an Interview Kit Generator program.

During the fiscal year, the Company’s principal executive office was located in Limassol, Cyprus. Following the fiscal year-end and the change in control described below, the Company relocated its principal executive offices and corporate books and records to 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.

Products and Technology

The Company’s technology has historically been delivered through web and mobile applications. Its CRM and recruiting workflow tools were designed to assist customers with job postings, applicant management, hiring stages, employee profiles and related workforce functions. The Company has used third-party cloud and software providers in connection with hosting and application functionality. Prior Company disclosures identified use of the OpenAI API for certain advertisement-generation functionality.

As of February 28, 2026, the Company’s capitalized intangible assets included website development, mobile application development, CRM platform development and its Interview Kit Generator program. The Company historically estimated a three-year useful life for these technology assets, subject to continued testing and improvement. The May 31, 2026 balances and useful-life disclosures are reflected in the audited financial statements included in Item 8.

Historical Revenue Model

The Company’s historical business plan contemplated revenue from software subscriptions, customization, data migration, training and consulting, integration, maintenance and support, and software upgrades and add-ons.

Fiscal 2026 Operating Results — Audited Results

The Company’s audited financial statements report fiscal 2026 revenue of $28,323, compared with $66,410 of revenue in fiscal 2025.

Strategic Transition After Fiscal Year-End

Following May 31, 2026, the Company underwent a change in control. On July 13, 2026, Alpha Investment Inc. completed the acquisition of 2,002,035 shares of the Company’s common stock. The transaction resulted in Alpha becoming the Company’s controlling shareholder. Transaction documents contemplated an aggregate purchase price of $700,000 for the broader share-purchase transaction.

In connection with the transition, Jon S. Cummings IV became the Company’s Chief Executive Officer, Treasurer, Secretary and sole director, and the Company relocated its principal executive offices to Cincinnati, Ohio. The Company is evaluating a strategic transition toward AI and digital infrastructure opportunities, including the potential development, financing, ownership and operation of power-intensive data-center and related infrastructure projects. These initiatives remain in planning and feasibility stages and are subject to site availability, power and utility validation, financing, permitting, regulatory approvals, commercial negotiations and definitive agreements.

On July 22, 2026, the Company filed an amendment to its Articles of Incorporation with the Wyoming Secretary of State relating to a corporate name change. The related FINRA and market-system corporate-action process remains pending. The Company’s common stock continues to be quoted under the symbol LDXC pending completion of that process.

Employees

As of May 31, 2026, the company has no employees.

Competition

The Company’s historical software business operates in highly competitive markets that include established CRM, recruiting, applicant-tracking and workforce-management providers, as well as smaller software developers. The Company’s prospective AI and digital infrastructure strategy, if implemented, would compete with developers, infrastructure funds, utilities, hyperscale data-center operators, technology companies and other providers of large-scale digital infrastructure. Many competitors have substantially greater financial, technical, operational and customer resources than the Company.

Government Regulation

The Company’s historical technology operations may be subject to privacy, data protection, cybersecurity, intellectual-property, consumer-protection, e-commerce, tax, sanctions, export-control and other laws and regulations. Prospective digital-infrastructure activities may additionally be subject to land-use, environmental, energy, utility, construction, permitting, financing and related regulation.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. The following material risks should be considered together with the other information contained in this Annual Report.

Limited operating history and recurring losses

The Company has a limited operating history, limited revenue and recurring losses. For the year ended May 31, 2026, the Company recorded a net loss of $37,343 and had no cash at year-end. The Company may not generate sufficient operating cash flow to fund its activities.

Going-concern uncertainty

The audited financial statements include going-concern disclosure. At May 31, 2026, the Company had no cash, an accumulated deficit of $40,622 and current liabilities of $44,035. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional financing or other financial support.

Liquidity, creditor payment and related-party financing risk

At May 31, 2026, the Company had no cash and current liabilities of $44,035, including $37,741 of related-party loans and $5,298 of deferred income. The Company may be unable to pay creditors as obligations become due without additional financing or continued related-party support. There is no assurance that related-party support will continue or that external financing will be available on acceptable terms, and these conditions contribute to substantial doubt about the Company’s ability to continue as a going concern.

Strategic transition risk

The post-year-end transition toward AI and digital infrastructure is preliminary and may not produce completed projects, revenue or profitability.

Capital intensity

Large-scale data-center and power infrastructure projects may require substantial capital, site control, utility arrangements, permits, engineering, equipment and customer commitments.

Financing and dilution

The Company may require substantial additional financing, which may be unavailable or may dilute existing stockholders.

Dependence on key management and third parties

The Company relies on a small management team and third-party professional, technology and regulatory service providers.

OTC market liquidity and volatility

The Company’s common stock is quoted in the over-the-counter market and may be subject to limited liquidity, volatility and penny-stock rules.

Recent change in control and corporate actions

Recent changes in control, management, capitalization, legal name, trading symbol and other corporate actions may increase execution, governance and disclosure risks.

Internal-control limitations

A small staff may limit segregation of duties and financial-reporting resources and may contribute to material weaknesses or control deficiencies.

Cybersecurity and third-party systems

Cybersecurity incidents, cloud-provider disruptions, data breaches or failures of third-party systems could adversely affect operations.

Shell-status risk

The Company has historically reported as a non-shell while OTC Markets has displayed a Shell Risk flag. Brokers, market operators or regulators may independently assess shell-company issues.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company relies on third-party hosting, software, email, cloud and data-storage providers. Management is responsible for identifying and evaluating cybersecurity risks and for responding to incidents. During the fiscal year, the Company did not maintain a dedicated internal cybersecurity team and relied substantially on third-party vendors’ security programs and management oversight.

Based on the records and information available to current management, management is not aware of any cybersecurity incident during fiscal 2026 that materially affected, or was reasonably likely to materially affect, the Company.

Item 2. Properties

The Company did not own material real property during the fiscal year ended May 31, 2026. Following the change in control, the Company’s principal executive office is located at 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.

Item 3. Legal Proceedings

Based on the information available to current management, the Company was not a party to any material legal proceedings during the fiscal year ended May 31, 2026.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock continues to be quoted on the OTC market under the symbol LDXC. The Company has initiated corporate-action procedures relating to its legal name change and a corresponding trading-symbol change. The FINRA and market-system corporate-action process remains pending as of the date of this report.

Holders

As of September 1, 2026, there were 60 holders of record of the Company’s common stock.

Dividends

The Company has not declared cash dividends on its common stock and does not presently anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans

On July 23, 2026, after the fiscal year-end, the Company filed a registration statement on Form S-8 relating to 500,000 shares of common stock issuable under the Londax Corp. 2026 Equity Incentive Plan. As of September 1, 2026, 350,000 shares have been issued to consultants.

Recent Sales of Unregistered Securities

As of September 1, 2026, Alpha has been issued 2,768,865 additional restricted shares as consideration for management services, and 350,000 shares have been issued under the Londax Corp. 2026 Equity Incentive Plan. There are a total of 5,350,000 shares outstanding as of September 1, 2026.

Item 6. Reserved

As a smaller reporting company, Londax Corp. is not required to provide selected financial data under Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited financial statements and notes included in Item 8. The fiscal 2026 amounts below are derived from the final audited financial statements for the years ended May 31, 2026 and 2025.

Results of Operations

	FY2026	FY2025	$ Change	% Change
Revenue	$28,323	$66,410	$(38,087)	(57.3)%
Cost of sales	$0	$12,000	$(12,000)	(100.0)%
Gross profit	$28,323	$54,410	$(26,087)	(47.9)%
Amortization & depreciation	$25,030	$11,287	$13,743	121.8%
General & administrative	$232	$26,932	$(26,700)	(99.1)%
Professional fees	$52,353	$17,389	$34,964	201.1%
Total expenses	$77,616	$55,608	$22,008	39.6%
Net ordinary loss	$(49,292)	$(1,198)	$(48,094)	n/m
Net other income	$11,949	$0	$11,949	n/m
Net loss	$(37,343)	$(1,198)	$(36,145)	n/m

Revenue

Revenue decreased by approximately $38,087, or 57.3%, to $28,323 in fiscal 2026 from $66,410 in fiscal 2025. The decrease was mainly due to a shift in the Company’s revenue model. In fiscal 2026, revenue was recognized from annual subscription services ratably over the subscription term, whereas the prior-year revenue was derived from a one-time service recognized when provided.

Cost of Sales and Gross Profit

Cost of sales was $0 in fiscal 2026 compared with $12,000 in fiscal 2025. Gross profit decreased to $28,323 from $54,410, primarily as a result of the decrease in revenue and the change in revenue model described above.

Operating Expenses

Total operating expenses increased approximately $22,008, or 39.6%, to $77,616 from $55,608. Amortization and depreciation increased to $25,030 from $11,287. General and administrative expense declined to $232 from $26,932. Professional fees increased to $52,353 from $17,389, including approximately $20,000 of DTC expense, $15,345 of other professional fees, $12,112 of audit fees, $3,398 of filing-agent fees and $1,498 of transfer-agent fees.

Other Income and Net Loss

Other income, net, was $11,949 in fiscal 2026, consisting principally of $12,000 of debt-forgiveness income offset by $51 of foreign-exchange loss. As a result, the Company recorded a net loss of $37,343 for fiscal 2026 compared with a net loss of $1,198 for fiscal 2025.

Liquidity and Capital Resources

At May 31, 2026, the Company had $0 in cash, $6,675 of prepaid expenses, total assets of $44,347 and current liabilities of $44,035. Current liabilities consisted of $996 of accounts payable, $5,298 of deferred income and $37,741 of related-party loans. At May 31, 2025, the Company had $10,606 in cash, total assets of $93,308 and total liabilities of $55,653.

Balance Sheet Data:	5/31/2026	5/31/2025
Cash	$0	$10,606
Prepaid expenses	$6,675	$20,000
Intangible assets	$37,672	$62,702
Total assets	$44,347	$93,308
Current liabilities	$44,035	$55,653
Total liabilities	$44,035	$55,653
Stockholders’ equity	$312	$37,655

The Company’s ability to execute its business plan depends on operating cash flows, support from affiliates or related parties and access to additional financing. Its post-year-end AI and digital-infrastructure strategy may require substantially greater capital than its historical software operations.

Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	May 31,	May 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(37,343)	$(1,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization	24,843	11,100
Depreciation	187	187
Prepaid expenses	13,325	–
Software in development	–	33,000
Accounts payable	(50,376)	51,372
Deferred income	5,298	–
Cash Flows from Operating Activities	(44,067)	94,461

Cash Flows from Investing activities:
Software development	–	(36,828)
Mobile app	–	(23,000)
Website	–	(11,200)
Cash Flows from investing activities	–	(71,028)

Cash Flows from Financing Activities:
Notes payable	–	(14,512)
Related party loans	33,460	21
Cash Flows from Financing Activities	33,460	(14,491)

Net increase (decrease) in cash	(10,606)	8,942

Cash and restricted cash at beginning of year	10,606	1,664

Cash and restricted cash at end of year	$(0)	$10,606

Supplemental Disclosure of Cash Flow Information:

Cash paid during year for:
Interest	$–	$–
Income Taxes	$–	$–

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$–	$–
Amortization of discount on redeemable preferred stock	$–	$–

Net cash used in operating activities was $44,067 for the year ended May 31, 2026, compared with $94,461 provided by operating activities in fiscal 2025. Fiscal 2026 operating cash flows reflected the $37,343 net loss, $25,030 of amortization and depreciation, $13,325 of prepaid-expense changes, a $50,376 reduction in accounts payable and a $5,298 increase in deferred income. Net cash provided by financing activities was $33,460, attributable to net advances received from related parties. The resulting net decrease in cash for fiscal 2026 was $10,606.

Going Concern

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $44,067 in cash from operations, and incurred a net loss of $37,343 during the year ended May 31, 2026. The Company has an accumulated deficit of $40,622 as of May 31, 2026, and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. At May 31, 2026, the Company had no cash, stockholders’ equity of $312, and $37,741 of related-party loans payable upon request. The Company’s ability to fund its obligations and sustain operations over the next twelve months depends on generating sufficient revenue and obtaining additional financing, which may include continued support from related parties and/or debt or equity financing. Management intends to seek additional funds through private or public offerings. There can be no assurance that additional financing or related-party support will be available on acceptable terms or at all.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies and Estimates

Significant accounting areas have historically included revenue recognition, capitalization and amortization of software and website development costs, fixed assets and related-party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

LONDAX, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Londax Corp (the ‘Company’) as of May 31, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(40,622), and a negative working capital of $(37,360). The Company currently have limited revenue. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due. These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses and accumulated deficit. Furthermore, the company generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding by way of a private or public offering. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

1.	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
2.	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
3.	We assessed the possibility of raising additional debt or credit,
4.	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 15, 2026

LONDAX CORP.

Balance Sheets

(Audited)

	As of	As of
	May 31, 2026	May 31, 2025
ASSETS
Current Assets:
Cash	$–	$10,606
Prepaid expenses	6,675	20,000
Total Current Assets	6,675	30,606
Other Assets
Fixed Assets, Net	–	187
Mobile App, Net	13,913	21,580
Software Development Costs, Net	17,331	29,607
Website	6,428	11,328
Total other assets	37,672	62,702
TOTAL ASSETS	$44,347	$93,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$996	$51,372
Deferred income	5,298	–
Related Party Loan	37,741	4,281
Total Current Liabilities	44,035	55,653
Total Liabilities	44,035	55,653

Stockholders’ Equity:
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,231,135 and 5,231,135 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively.	2,231	5,231
Additional paid-in capital	38,703	35,703
Accumulated deficit	(40,622)	(3,279)
Total Stockholders’ Equity	312	37,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,347	$93,308

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP

Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	May 31, 2026	May 31, 2025
	(Audited)	(Audited)
Income:
Revenue	$28,323	$66,410
COGS	–	12,000
Total Income	28,323	54,410
	–	–
General and Administrative Expenses:
Amortization and depreciation	25,030	11,287
General & administrative expenses	232	26,932
Professional fees	52,353	17,389
Total General and Administrative Expenses	77,616	55,608
Loss from Operations	(49,292)	(1,198)

Other Income/(Expenses):
Debt forgiveness	12,000	–
Foreign exchange loss	(51)	–
Total Other Income/(Expenses)	11,949	–

Net Loss	$(37,343)	$(1,198)

Basic and Diluted Loss Per Share	$(0.02)	$(0.00)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	2,231,135	5,231,135

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP

Statement of Changes in Stockholders’ Equity (Deficit)

For the Twelve Months Ended May 31, 2026 and 2025

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2024	5,231,135	$5,231	$35,703	$(2,081)	$38,853
Net loss	–	–	–	(1,198)	$(1,198)
Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655
Return of founders shares on separation	(3,000,000)	(3,000)	3,000	–	$–
Net loss	–	–	–	(37,343)	(37,343)
Balance, May 31, 2026	2,231,135	$2,231	$38,703	$(40,622)	$312

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP

Statements of Cash Flows

For the twelve months ended May 31, 2026 and 2025

	Twelve Months	Twelve Months
	Ended	Ended
	May 31,	May 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(37,343)	$(1,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Amortization	24,843	11,100
Depreciation	187	187
Prepaid expenses	13,325	–
Software in development	–	33,000
Accounts payable	(50,376)	51,372
Deferred income	5,298	–
Cash Flows from Operating Activities:	(44,067)	94,461

Cash Flows from investing activities
Software development	–	(36,828)
Mobile app	–	(23,000)
Website	–	(11,200)
Cash Flows from investing activities	–	(71,028)

Cash Flows from Financing Activities:
Notes payable	–	(14,512)
Related party loans	33,460	21
Cash Flows from Financing Activities:	33,460	(14,491)

Net increase (decrease) in cash	(10,606)	8,942

Cash and restricted cash at beginning of year	10,606	1,664

Cash and restricted cash at end of year	$(0)	$10,606

Supplemental Disclosure of Cash Flow Information:

Cash paid during year for:
Interest	$–	$–
Income Taxes	$–	$–

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$–	$–
Amortization of discount on redeemable preferred stock	$–	$–

The accompanying notes are an integral part of these audited financial statements.

LONDAX CORP.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED MAY 31, 2026

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Londax Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Wyoming and established on May 19, 2023. We are a Software Development company that offers Consulting services.

During the fiscal year, the Company’s principal executive office was located in Limassol, Cyprus. Following the fiscal year-end and the change in control described below, the Company relocated its principal executive offices and corporate books and records to 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $40,622 as of May 31, 2026, a net loss of $37,343 for the year ended May 31, 2026. The Company has Related Party Loan on a balance sheet of $37,741 and additional deferred income liability of $5,298 as of May 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is May 31.

Development Stage Company

The Company is a development stage company as defined in the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The Company issued 4,000,000 common shares for consideration of $4,000 at par value $0.001 to the Company’s president Olegs Pavlovs. The Company owes $37,741 in Related Party Loan currently to its president as of May 31, 2026.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company derives revenue primarily from subscription fees for access to its cloud-based CRM platform and from customization services provided to certain customers on a project basis. Subscription revenue is recognized ratably over the contractual service period because customers simultaneously receive and consume the benefits of the Company’s services as the services are performed. Amounts billed in advance are recorded as deferred income and recognized as revenue over the period of service. Customization services are recognized when the related performance obligations are satisfied, which may be over time or upon completion depending on the nature of the services and whether the services are distinct from the subscription arrangement. When contracts include multiple performance obligations, the transaction price is allocated based on relative standalone selling prices.

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

As of May 31, 2026 or 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – FIXED ASSETS

As of May 31, 2026, our fixed assets were comprised of $561 in equipment, fully depreciated. Accumulated depreciation of $561 and $374 were recorded and depreciation expenses of $187 and $187 were recorded as of May 31, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

Date	Asset	Recorded Value	FY2026 Amortization	FY2025 Amortization
23-Aug	ACQUIRED WEBSITE	3,500	1,167	2,079
23-Nov	ADVERTISING WEBSITE	7,700	2,567	1,283
25-May	MOBILE APP WEBSITE	3,500	1,167	9
25-Feb	IOS MOBILE APP	14,000	4,667	1,347
25-May	ANDROID MOBILE APP	9,000	3,000	73
24-Aug	CRM	28,828	9,609	7,207
25-May	INTERVIEW KIT	8,000	2,667	14

In August 2023 the Company acquired a website for $3,500 to provide its services to customers. Amortization expense of the website was $2,079 as of May 31, 2025 and $1,167 as of May 31, 2026.

In November 2024 the Company completed the development of another website to advertise its services. The total cost of the website development was $8,855. On November 30, 2024, the Company capitalized $7,700 of the website development costs. Amortization expense of the website was $1,283 as of May 31, 2025 and $2,567 as of May 31, 2026.

Additionally, in May 2025 we introduced a new website to promote services for Android mobile application users. The total cost of the website development was $7,500. On May 29, 2025, the Company capitalized $3,500 of the website development costs. Amortization expense of the website was $9 as of May 31, 2025 and $1,167 as of May 31, 2026.

In February 2025 the Company completed the development of mobile application. The total cost of the mobile application development was $17,029. On February 15, 2025, the Company capitalized $14,000 of the mobile application development costs. Amortization expense of the mobile application was $1,347 as of May 31, 2025 and $4,667 as of May 31, 2026.

In May 2025 we launched our Android mobile application, as the previous version was only available for iOS users. The total cost of the mobile application development was $16,000. On May 23, 2025, the Company capitalized $9,000 of the mobile application development costs. Amortization expense of the mobile application was $73 as of May 31, 2025 and $3,000 as of May 31, 2026.

The Company has developed its Customer Relationship Management (CRM) platform. The total cost of the CRM platform is $37,000. On August 31, 2024, the Company capitalized $28,828 of platform development costs. As of May 31, 2025, the total amount of the CRM platform development costs was $28,828. Amortization expense of the CRM platform development costs was $7,207 as of May 31, 2025 and $9,609 as of May 31, 2026.

The Company has launched its Interview Kit Generator Program at https://roleform.com/. We created Roleform to help non-technical founders, recruiters, and hiring managers quickly generate high-quality interview questions. It saves time, ensures better candidate evaluation, and improves hiring decisions even without deep expertise in the role. The total cost of the Program is $15,000. On May 30, 2025, the Company capitalized $8,000 of the Program development costs. As of May 31, 2025, the total amount of the Program development costs was $8,000. Amortization expense of the Program development costs was $14 as of May 31, 2025 and $2,667 as of May 31, 2026.

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

The balance of Software in Development as of May 31, 2026 and 2025 was $0 and $0, respectively.

NOTE 7 – RELATED PARTY LOAN

As of May 31, 2026 and 2025, the Company owed $37,741 and $4,281 to the Company’s president for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 8 – DEFERRED INCOME

No deferred income was recorded for the year ended May 31, 2025.

As of May 31, 2026, the Company recorded $5,298 in deferred income relating to prepaid revenues from its websites.

NOTE 9 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 31, 2023 the Company issued 4,000,000 shares of common stock to our president for consideration of $4,000 at par value $0.001 per share.

In January 2024 the Company issued 705,203 shares of common stock for consideration of $21,156 at $0.03 per share.

In February 2024 the Company issued 420,200 shares of common stock for consideration of $12,606 at $0.03 per share.

In March 2024 the Company issued 105,732 shares of common stock for consideration of $3,172 at $0.03 per share.

On July 31, 2025, Olegs Pavlovs, president and director of Londax Corp., decided to cancel 3,000,000 of his restricted shares. The cancellation was made without any compensation or consideration, and in the best interest of the Company. This action resulted in a material change to the Company’s capital structure and a reduction in total outstanding shares, impacting the Company’s reported shareholder equity and ownership distribution. The cancellation is effective as of July 31, 2025.

There were 2,231,135 and 5,231,135 shares of common stock issued and outstanding as of May 31, 2026 and 2025.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Our president have agreed to provide her own premise under office needs. He will not take any fee for these premises; it is for free use.

NOTE 11 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following May 31:

	2026		2025
	$	%	$	%
Federal income tax benefit attributable to:
Current Operations	$(7,842)	21.00%	$(252)	21.04%
Change in valuation allowance	7,842	-21.00%	252	-21.04%
Effective	$–	0.00%	$–	0.00%

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2026	2025
Deferred tax asset attributable to:
Net operating loss carryover	$(8,531)	$(689)
Less: valuation allowance	8,531	689
Net deferred tax asset	$–	$–

At May 31, 2026, the Company had net operating loss carry forwards of approximately $8,532 maybe offset against future taxable income. No tax benefit has been reported in the May 31, 2026 or 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2026, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

In July 2026, Alpha Investment Inc. purchased 2,002,035 shares of Londax and took control of the company. Jon S. Cummings IV was appointed as CEO, Chairman of the Board, Treasurer, Secretary and sole director.

In July 2026 the resigning president and board of directors indemnified Alpha Investment Inc. and along with prepaid expenses and intangible assets assumed liability for deferred revenue and related party debt, the difference of $1,308 written to equity.

In July 2026 the company approved 500,000 free trading shares as part of the Londax 2026 Employee Incentive plan, and issued 350,000 shares to contractors.

In August 2026, Alpha Investment Inc, received 2,768,865 shares of restricted stock.

As of September 1, 2026, the Company had 5,350,000 shares of common stock issued and outstanding.

In accordance with ASC 855-10, the Company has evaluated subsequent events through the date these financial statements were issued. The Company has disclosed above the material subsequent events identified through that date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In June 2024, the Company changed its independent registered public accounting firm from BF Borgers CPA PC to Boladale Lawal & Co. There were no disagreements between the Company and either accounting firm in connection with the change.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2026, our Chief Executive Officer (our principal executive, financial and accounting officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer (our principal executive, financial and accounting officer) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer (our principal executive, financial and accounting officer) conducted an evaluation of the effectiveness of our internal controls over financial reporting as of May 31, 2026. In making this evaluation, the Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. The Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Chief Executive Officer’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that, as of May 31, 2026, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following.

•	the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and significant unusual transactions. Specifically, one individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions. This Chief Executive Officer also reviews, evaluates, and approves these same transactions.
•	the Company has not established a well-defined process for financial reporting. The process and its key attributes (e.g., overall timing, methodology, format, and frequency of analyses) are not formally documented, approved, or reviewed on a regular basis. Specifically, several instances of transactions were not properly recorded and the lack of timely reconciliations of account balances effected by the improperly recorded transactions.
•	the Company does not have accounting policies and procedures to specify the correct treatment for estimating the allowance for doubtful accounts and bad debt expense of loans receivable. Specifically, a supporting analysis is not prepared for estimating the allowance for loan losses and bad debt expense.

Plan for Remediation of Material Weakness

We anticipate, contingent on cash funds available, that actions will be taken to strengthen the Company’s internal control over financial reporting and will, over time, address the related material weakness. However, because many of the controls in the Company’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weakness has been remediated.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Post-Year-End Change in Control and Management

On July 13, 2026, Alpha Investment Inc. completed the acquisition of 2,002,035 shares of the Company’s common stock. Former officers and directors resigned and Jon S. Cummings IV was appointed Chief Executive Officer, Treasurer, Secretary and sole director. The Company reported the change in control and management changes on Form 8-K and subsequently filed an amendment addressing director-resignation disclosure.

Post-Year-End Corporate Name Change

On July 22, 2026, the Company filed Articles of Amendment with the Wyoming Secretary of State relating to a corporate name change. The Company has been coordinating the related transfer-agent, FINRA and market-system actions. The Company’s common stock continues to be quoted under the symbol LDXC pending completion of that process.

Post-Year-End Equity Plan and Registration Statement

On July 23, 2026, the Company filed a Form S-8 to register 500,000 shares of common stock for issuance under its 2026 Equity Incentive Plan.

Other Post-Year-End Capitalization Actions

In July 2026 the company approved 500,000 free trading shares as part of the Londax 2026 Employee Incentive plan through its S-8 filing with the SEC, and issued 350,000 shares to contractors.

In August 2026, Alpha Investment Inc, received 2,768,865 shares of restricted stock.

As of September 1, 2026, the Company had 5,350,000 shares of common stock issued and outstanding.

Based on the records available to current management, during the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Executive Officer and Director

Jon S. Cummings IV, age 57, serves as the Company’s Chief Executive Officer, Treasurer, Secretary and sole director. Mr. Cummings founded Omega Commercial Finance Corporation and has served as its Chief Executive Officer and Chairman for more than five years. He led Omega’s initial public listing in 2008. In 2017, Omega acquired Alpha Investment Inc., and since September 2025 Mr. Cummings has served as Alpha’s Chief Executive Officer and director. His experience includes public-company management, strategic transactions, structured finance, commercial real estate finance, capital markets and approximately seventeen years of prior commercial construction management.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2026, 2025, and 2024.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jon S. Cummings IV	2026	0	0	0	0	0	0	0	0

Giorgi Loloshvili	2026	0	0	0	0	0	0	0	0
	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

Employment Agreements

The Company is presently not party to an employment agreement with its executive officer.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

Based on the records available to current management, the Company’s board of directors has not adopted any formal policy, predetermined schedule, or plan governing the timing of option or stock appreciation right grants. Accordingly, current management is not aware of any set practice as to when such awards are granted.

Based on the records available to current management, current management is not aware of the board of directors taking material nonpublic information into account when determining the timing or terms of option or stock appreciation right awards, or of the Company timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Based on the records available to current management, during the last completed fiscal year the Company did not grant any options or stock appreciation rights to named executive officers within the period beginning four business days before and ending one business day after the disclosure of material nonpublic information. Therefore, the tabular disclosure required by Item 402(x)(2) of Regulation S-K is not applicable.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of May 31, 2026, 2025, 2024, and 2023 for our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jon S. Cummings IV	0	0	0	0	0	0	0	0	0

Giorgi Loloshvili	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid for our last completed fiscal year to each of our directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giorgi Loloshvili	0	0	0	0	0	0	0

Jon S. Cummings IV	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We currently do not compensate our directors for their services as such. When we expand our board to include “independent” directors we intend to implement a plan and compensate them with a combination of cash and stock option awards, depending on our financial resources at that time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this annual report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 201 E. Fifth St., Suite 1900, Cincinnati, OH 45202.

Names and addresses	Number of shares of common stock beneficially owned (#)		Percentage of Voting Power(1)
Directors and executive officers:

All executive officers and directors as a group (one person)	0		0.0

Other 5% percent beneficial owners:

Alpha Investment Inc.	4,770,900	(2)	89.18%	(2)

Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)	Based on 5,350,000 Shares outstanding, each having one vote per Share, as of the filing date of this annual report.

(2)	Alpha holds 1,002,035 unrestricted shares and 3,768,865 restricted shares for a total of 4,770,900 shares of common stock. Calculation based on 5,350,000 shares issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of May 31, 2026, the Company owed $37,741 to its then-president for working-capital advances, payable upon request. Jon S. Cummings IV currently serves as the Company’s Chief Executive Officer, Treasurer, Secretary and sole director. The Company does not currently have any independent directors.

Item 14. Principal Accountant Fees and Services

The following table summarizes fees billed by Boladale Lawal & Co. for professional services for the fiscal years ended May 31, 2026 and May 31, 2025. The amounts disclosed relate to the annual audits and quarterly reviews.

Fee Category	FY2026	FY2025
Audit Fees	$12,112	$13,749
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$12,112	$13,749

Pre-Approval Policy. The Board of Directors performs the functions normally assigned to an audit committee with respect to the engagement of the independent registered public accounting firm. Management confirms that all such services were pre-approved.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets
•	Statements of Operations
•	Statements of Stockholders’ Equity (Deficit)
•	Statements of Cash Flows
•	Notes to Financial Statements

(a)(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit	Description
3.1*	Articles of Incorporation of Londax Corp., filed May 19, 2023 (incorporated by reference to form S-1 filed with the SEC 8/22/2023).
3.2	Articles of Amendment filed July 22, 2026 relating to a corporate name change.
3.3*	Bylaws of the Company (incorporated by reference to form S-1 filed with the SEC 8/22/2023).
4.1*	Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to form S-1/A filed with the SEC 9/26/2023).
10.1*	2026 Equity Incentive Plan (incorporated by reference to form S-8 filed with the SEC 7/24/2026).
19.1*	Policy Regarding Insider Trading (incorporated by reference to form 10-K filed with the SEC 9/2/2025).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.
101	Inline XBRL financial statements and related files.
104	Cover Page Interactive Data File embedded within Inline XBRL document.

* Previously Filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONDAX CORP.

Date: September 15, 2026	By:	/s/	Jon S. Cummings IV
		Name:	Jon S. Cummings IV
		Title:	Chief Executive Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jon S. Cummings IV Jon S. Cummings IV	Chief Executive Officer and Director (Principal Executive Officer; Principal Financial and Accounting Officer)	September 15, 2026

