Form 10-Q
period 2026-08-31
ALPHA DIGITAL VOLTZ INC.
filed 2026-10-15
CIK 1985554

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

Commission file number  000-56731

ALPHA DIGITAL VOLTZ INC.

(Exact name of registrant as specified in its charter)

LONDAX CORP.

(Former Name of Registrant as Specified in its Charter)

Wyoming	35-2807931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 E. Fifth Street, Suite 1900

Cincinnati, Ohio 45202

(Address of principal executive offices) (zip code)

(513) 766-9313

(Registrant’s telephone number, including area code)

The Registrant does not have any securities registered pursuant to Section 12(b) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

☒ Yes   ☐ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 8, 2026
Common Stock, par value $0.001	5,350,000 shares

Documents incorporated by reference: None

PART II - OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our lack of significant revenues and history of losses,

•	our ability to continue as a going concern,

•	our ability to raise additional working capital as necessary,

•	our ability to satisfy our obligations as they become due,

•	the failure to successfully commercialize our product or sustain market acceptance,

•	the reliance on third party agreements and relationships for development of our business,

•	the control exercised by our management,

•	the impact of government regulation on our business,

•	our ability to effectively compete,

•	the possible inability to effectively protect our intellectual property,

•	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

You should read this report and the documents referred to herein with the understanding that our actual future results may differ materially from what we expect. We qualify all forward-looking statements by these cautionary statements, including the risk factors discussed in our Annual Report on Form 10-K for the year ended May 31, 2026 and in our other filings with the Securities and Exchange Commission. New risks and uncertainties may arise from time to time, and we cannot predict all such factors or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed or implied by forward-looking statements. Except as required by applicable federal securities laws, we undertake no obligation to publicly update or revise forward-looking statements. These forward-looking statements speak only as of the date of this report.

OTHER PERTINENT INFORMATION

Unless the context otherwise requires, references in this report to the “Company,” “we,” “our,” and “us” refer to Alpha Digital Voltz Inc., formerly known as Londax Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alpha Digital Voltz

Condensed Balance Sheets (Unaudited)

	August 31, 2026	May 31, 2026
ASSETS
Current Assets:
Cash	$–	$–
Prepaid legal fees	–	6,675
Total Current Assets	–	6,675

Other Assets
Fixed Assets, Net	–	–
Mobile App, Net	–	13,913
Software Development Costs, Net	–	17,331
Website	–	6,428
Total Other Assets	–	37,672

TOTAL ASSETS	$–	$44,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$970	$996
Deferred revenue	–	5,298
Related party loans	15,804	37,741
Total Current Liabilities	16,774	44,035

Total Liabilities	16,774	44,035

Stockholders’ Equity:
Common stock	5,350	2,231
Additional paid-in capital	387,045	38,703
Accumulated deficit	(409,169)	(40,622)
Total Equity	(16,774)	312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$–	$44,347

See notes to unaudited condensed consolidated financial statements.

Alpha Digital Voltz

Condensed Statements of Operations (Unaudited)

	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025
Income:
Net income	$–	3,107
Cost of goods sold	–	–
Total Income	–	3,107

General and Administrative Expenses:
Amortization & depreciation	–	6,257
General and administrative expenses	–	151
Professional fees	368,547	8,440
Total General and Administrative Expenses	368,547	14,848

Loss from Operations	(368,547)	(11,741)

Other Expense:
Other income/expenses	–	–
Interest expense, net	–	(202)
Total Other Expense	–	(202)

Net Loss	$(368,547)	(11,943)

Basic and Diluted Loss Per Share	(0.07)	(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	5,350,000	2,231,135

See notes to unaudited condensed consolidated financial statements.

Alpha Digital Voltz

Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the Three Months Ended August 31, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, May 31, 2025	5,231,135	$5,231	$35,703	$(3,279)	$37,655
Cancellation of common stock	(3,000,000)	(3,000)	3,000	–	–
Net loss	–	–	–	(11,943)	(11,943)
Balance, August 31, 2025	2,231,135	$2,231	$38,703	$(15,222)	$25,712

Balance, May 31, 2026	2,231,135	$2,231	$38,703	$(40,622)	$312
Asset relinquishment and debt forgiveness	–	–	(1,308)	–	(1,308)
Shares issued for expense reimbursement	2,768,865	2,769	–	–	2,769
S-8 shares for consultants	350,000	350	349,650	–	350,000
Net loss	–	–	–	(368,547)	(368,547)
Balance, August 31, 2026	5,350,000	$5,350	$387,045	$(409,169)	$(16,774)

See notes to unaudited condensed consolidated financial statements.

Alpha Digital Voltz

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025
Cash Flows from Operating Activities:
Net loss	$(368,547)	$(11,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	–	6,257
Project-in process	–	–
Accounts payable	(26)	(10,832)
Deferred income	–	–
Related party debt	15,804	30,514
Net cash used in operating activities	(352,769)	13,996

Cash Flows from Investing Activities:
Net cash from investing activities	–	–

Cash Flows from Financing Activities:
Share issuance for debt - related party	2,769	–
S-8 share issuance for services	350,000	–
Net cash provided by (used in) financing activities	352,769	–

Net increase (decrease) in cash	$–	$13,996
Cash and restricted cash at beginning of period	–	10,606
Cash and restricted cash at end of period	$–	$24,602

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$–	$–
Income Taxes	$–	$–

See notes to unaudited condensed consolidated financial statements.

ALPHA DIGITAL VOLTZ INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Alpha Digital Voltz Inc. (formerly Londax Corp.) (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Wyoming on May 19, 2023. Prior to the change in control described below, the Company provided software development and consulting services and maintained its principal offices in Cyprus.

Following the change in control, the Company is an AI infrastructure and energy company focused on developing next-generation data center campuses designed to support artificial intelligence, high-performance computing, cloud computing, and hyperscale workloads. The Company’s strategy brings together four critical components of digital infrastructure — power, land, connectivity, and capital — within a scalable public-company platform.

On July 13, 2026, Alpha Investment Inc. acquired control of the Company. In connection with the change in control, Jon S. Cummings IV became the Company’s Chief Executive Officer, Treasurer, Secretary, and sole director. The Company relocated its principal executive offices and the location of its books and records to 201 E. Fifth Street, Suite 1900, Cincinnati, Ohio 45202.

The Company’s telephone number is (513) 766-9313.

Effective July 22, 2026, the Wyoming Secretary of State accepted Articles of Amendment changing the Company’s legal name from Londax Corp. to Alpha Digital Voltz Inc.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, had no cash or cash equivalents as of August 31, 2026, and had an accumulated deficit of $409,169 as of that date. For the three months ended August 31, 2026, the Company incurred a net loss of $368,547. During the quarter, the Company relied on advances from its controlling shareholder and noncash equity issuances to satisfy operating, legal, regulatory, and service obligations. The Company will require additional capital to fund its contemplated operations and compliance obligations. There can be no assurance that additional financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, the financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2026. The results of operations for the three months ended August 31, 2026 are not necessarily indicative of results for future periods or the full fiscal year.

Interim financial statements

The unaudited interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the applicable instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for an interim period are not necessarily indicative of results expected for a full fiscal year or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the periods presented. Management evaluates estimates and assumptions on an ongoing basis, including those relating to the useful lives and recoverability of long-lived assets, valuation of deferred tax assets, and loss contingencies. Actual results may differ materially from those estimates.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of August 31, 2026, the Company has no cash or cash equivalents.

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

In connection with the July 2026 change in control, former management retained the Company’s legacy prepaid expenses and intangible assets and assumed the related-party debt of $37,741 and deferred revenue of $5,298 associated with the legacy operations. The net difference of approximately $1,308 was recorded as a reduction of additional paid-in capital.

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurement,” establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value based on the extent to which those inputs are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of the Company’s accounts payable and related-party payable approximate fair value because of their short-term nature.

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

As of August 31, 2026 and May 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Compensation—Stock Compensation.” The Company recognizes the fair value of equity instruments issued for services over the applicable service period or, when appropriate, upon issuance when the related services have been provided.

On July 23, 2026, the Company approved the 2026 Equity Incentive Plan covering up to 500,000 shares of common stock. On August 25, 2026, the Company issued 350,000 shares to consultants and contractors for services at a value of $1.00 per share and recorded $350,000 of stock-based compensation expense.

Income Taxes

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification (“ASC”) No. 740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Accounting for Uncertainty in Income Taxes

The Company applies ASC Topic 740-10-25, “Income Taxes—Overall—Recognition,” in accounting for uncertainty in income tax positions. The guidance prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return and provides guidance regarding derecognition, classification, interest and penalties, interim-period accounting, disclosure, and transition. The Company has received no notice of audit from the Internal Revenue Service for any open tax year.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits.

Recently Issued and Adopted Accounting Pronouncements

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

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Prior to the change in control, office space was provided by former management without charge to the Company.

Following the change in control, the Company shares corporate office space with its parent, Alpha Investment Inc., without charge.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances and Share Issuance

During the quarter, Alpha Investment Inc. paid $18,573 of expenses and liabilities on behalf of the Company, including legal, regulatory, filing, and transfer-agent costs.

On August 3, 2026, the Company issued 2,768,865 restricted shares of common stock to Alpha Investment Inc. at par value of $0.001 per share, applying $2,768.87 of documented advances toward the share issuance.

Alpha Investment Inc. has continued to fund certain regulatory and compliance obligations on behalf of the Company while the Company establishes its own operating banking arrangements.

As of August 31, 2026 and May 31, 2026, the Company had related-party payables of $15,804 and $37,741, respectively. In connection with the change in control, former management retained the legacy prepaid expenses and intangible assets and assumed the related deferred revenue and prior related-party debt.

NOTE 6 – DEFERRED REVENUE

As of May 31, 2026, the Company had $5,298 of deferred revenue associated with its legacy operations. In connection with the July 2026 change in control, former management assumed the related obligation together with the associated legacy assets. Accordingly, the Company had no deferred revenue as of August 31, 2026.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On August 3, 2026, the Company issued 2,768,865 restricted shares of common stock to Alpha Investment Inc. at par value of $0.001 per share in satisfaction of $2,768.87 of documented advances made on behalf of the Company.

On July 23, 2026, the Company approved the 2026 Equity Incentive Plan covering up to 500,000 shares of common stock. On August 25, 2026, the Company issued 350,000 shares under the plan to consultants and contractors for services, valued at $1.00 per share, for aggregate stock-based compensation of $350,000, of which $350 was recorded as common stock and $349,650 was recorded as additional paid-in capital.

As of August 31, 2026 and May 31, 2026, the Company had 5,350,000 and 2,231,135 shares of common stock issued and outstanding, respectively, with a par value of $0.001 per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements involving risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

Results of Operations

General

Alpha Digital Voltz Inc. is an AI infrastructure and energy company focused on developing next-generation data center campuses designed to support artificial intelligence, high-performance computing, cloud computing, and hyperscale workloads.

Our strategy brings together four critical components of digital infrastructure — power, land, connectivity, and capital — within a scalable public-company platform.

For the three months ended August 31, 2026, the Company generated no revenue and incurred a net loss of $368,547. For the three months ended August 31, 2025, the Company generated revenue of $3,107 and incurred a net loss of $11,943. The increase in the 2026 loss was primarily attributable to stock-based compensation and legal, regulatory, filing, and transfer-agent costs associated with the change in control and the Company’s ongoing reporting obligations.

The following table provides selected balance sheet data as of August 31, 2026 and May 31, 2026.

Balance Sheet Data:	8/31/2026	5/31/2026
Cash	$0	$0
Total assets	0	44,347
Current liabilities	16,774	44,035
Total liabilities	16,774	44,035
Stockholders’ equity (deficit)	$(16,774)	$312

Three Months Ended August 31, 2026 as compared to Three Months Ended August 31, 2025

For the three months ended August 31, 2026, the Company generated no revenue and incurred operating expenses of $368,547, compared with revenue of $3,107, operating expenses of $14,848, and other expense of $202 for the three months ended August 31, 2025.

Liquidity and Capital Resources

During the three months ended August 31, 2026, Alpha Investment Inc., the Company’s controlling shareholder, paid $18,573 of expenses and liabilities on behalf of the Company. On August 3, 2026, the Company issued 2,768,865 restricted shares of common stock to Alpha Investment Inc. in satisfaction of $2,768.87 of those documented advances. The remaining related-party payable was $15,804 as of August 31, 2026. In addition, the Company issued 350,000 shares to consultants and contractors for services under its 2026 Equity Incentive Plan and recorded $350,000 of stock-based compensation expense.

As of August 31, 2026, the Company had no cash or other assets and had current liabilities of $16,774, consisting of $970 of accounts payable and $15,804 due to Alpha Investment Inc. As of May 31, 2026, the Company had no cash, total assets of $44,347, and total liabilities of $44,035.

The Company’s ability to continue its operations depends on obtaining additional financing and on continued support from related parties until it can establish sustainable operations and generate sufficient cash flow.

During the quarter, the Company issued 2,768,865 restricted shares of common stock to Alpha Investment Inc. in settlement of a portion of documented advances and issued 350,000 shares to consultants and contractors for services under the Company’s 2026 Equity Incentive Plan.

Cash Flows from Operating Activities

The Company had no cash balance at either May 31, 2026 or August 31, 2026. During the quarter, operating expenses and liabilities were funded through advances from Alpha Investment Inc. or accrued as liabilities, and the Company also issued equity for services. As a result, the Company had no net change in cash during the three months ended August 31, 2026.

The Company’s significant noncash transactions during the quarter included the issuance of common stock for consulting and contractor services and the issuance of common stock in settlement of a portion of related-party advances.

For the three months ended August 31, 2025, the Company reported a net increase in cash of $13,996, from $10,606 at May 31, 2025 to $24,602 at August 31, 2025.

Cash Flows from Investing Activities

The Company had no investing cash flows during the three months ended August 31, 2026.

Cash Flows from Financing Activities

The Company had no cash financing activity during the three months ended August 31, 2026. The issuance of 2,768,865 shares to Alpha Investment Inc. in settlement of $2,768.87 of advances and the issuance of 350,000 shares for services were noncash transactions.

For the three months ended August 31, 2025, the Company reported no cash flows from financing activities.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Management evaluates its estimates on an ongoing basis. Actual results may differ materially from those estimates.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2026, our Chief Executive Officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and because of material weaknesses in our internal control over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended August 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened material legal or administrative proceedings involving the Company. We may from time to time become a party to legal or administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended May 31, 2026. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2026, the Company issued 2,768,865 restricted shares of common stock to Alpha Investment Inc., its controlling shareholder, in satisfaction of $2,768.87 of documented advances previously made on behalf of the Company. No cash proceeds were received by the Company in connection with the issuance. The shares were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Quarterly Report.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA DIGITAL VOLTZ INC.

/s/ Jon S. Cummings IV	Chief Executive Officer, Acting Chief Financial Officer and Director	October 15, 2026
JON S. CUMMINGS IV	Principal Executive, Financial and Accounting Officer	Date

